Form 10QSB
period 2002-09-30
WENTWORTH II INC
filed 2002-11-14
CIK 1161550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                        FORM 10-QSB


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended  September 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from __________________ to ____________________

     Commission file number 333-74952

                               Wentworth II, Inc.
                               ------------------
        (Exact name of small business issuer as specified in its charter)

                                    Delaware
                                    --------
         (State or other jurisdiction of incorporation or organization)

                                   84-1581779
                                   ----------
                      (I.R.S. Employer Identification No.)

              650 South Cherry Street, Suite 420, Denver, CO 80246
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (303) 320-1870
                                 --------------
                           (Issuer's telephone number)

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

      Yes [ ]  No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 50,000 as of September 30, 2002.


     Transitional Small Business Disclosure Format (Check one): YES [ ] NO [X]

                         PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

                                                              WENTWORTH II, INC.
                                                   (a development stage company)

                                                                   BALANCE SHEET
================================================================================
                                                        Sept. 30    December 31,
                                                          2002         2001
--------------------------------------------------------------------------------
                                                              (Unaudited)
ASSETS

Current assets:
Cash                                                     $   222      $ 7,020
--------------------------------------------------------------------------------
     Total current assets                                    222        7,020

Deferred offering costs                                   35,485       11,144
--------------------------------------------------------------------------------
     Total Assets                                        $35,707      $18,164
================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued professional fees                                $31,361      $11,144
Due to officer                                             1,020            -
Accrued franchise taxes                                        -          842
--------------------------------------------------------------------------------
     Total liabilities                                    32,381       11,986

Stockholders' Equity:

Preferred stock - $.01 par value; authorized 10,000 shares, none issued

Common stock - $.01 par value; authorized 40,000,000
shares, issued and outstanding 150,000 shares              1,500        1,500

Additional paid-in capital                                 6,000        6,000

Deficit accumulated during the development stage          (4,174)      (1,322)
--------------------------------------------------------------------------------
     Stockholders' equity                                  3,326        6,178
--------------------------------------------------------------------------------
     Total Liabilities and Stockholders' Equity          $35,707      $18,164

                                                                        WENTWORTH II, INC.
                                                             (a development stage company)

                                                                   STATEMENT OF OPERATIONS
==========================================================================================
                                                                           Period from
                                    Three-month        Nine-month         March 7, 2001
                                   period ended       period ended     (date of inception)
                                  Sept. 30, 2002     Sept. 30, 2002     to Sept. 30, 2002
------------------------------------------------------------------------------------------
                                                       (Unaudited)
Interest and dividend income          $     1            $    24             $    44
------------------------------------------------------------------------------------------
Operating expenses:
Legal and accounting expenses               -              1,099               1,099
Franchise taxes                                                -                 842
Other general and administrative
expenses                                  731              1,777               2,277
------------------------------------------------------------------------------------------
Total operating expenses                  731              2,876               4,218
------------------------------------------------------------------------------------------
Net loss                              $  (730)           $(2,852)            $(4,174)
==========================================================================================
Net loss per common share             $ (0.00)           $ (0.02)            $ (0.03)
==========================================================================================
Weighted average number of shares     150,000            150,000             150,000
outstanding
==========================================================================================

                                                                                            WENTWORTH II, INC.
                                                                                 (a development stage company)

                                                                             STATEMENT OF STOCKHOLDERS' EQUITY
==============================================================================================================
                                                                                   Deficit
                                             Common Stock                        Accumulated
                                          -------------------     Additional     During the
                                          Number                   Paid-in       Development     Stockholders'
                                         of Shares     Amount      Capital          Stage            Equity
--------------------------------------------------------------------------------------------------------------
Balance at inception (March 7, (2001)           -      $    -       $    -         $     -           $    -
Issuance of common stock                  150,000       1,500        6,000               -            7,500



Net loss for the period ended
December 31, 2001                               -           -            -         $(1,322)          (1,322)
--------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001              150,000       1,500        6,000          (1,322)           6,178
--------------------------------------------------------------------------------------------------------------
Unaudited:

Net loss for the nine-months
ended Sept. 30, 2002                            -           -            -          (2,852)          (2,852)
--------------------------------------------------------------------------------------------------------------
Balance at Sept. 30, 2002                 150,000      $1,500       $6,000          (4,174)          $3,326
==============================================================================================================

                                                                            WENTWORTH II, INC.
                                                                 (a development stage company)

                                                                       STATEMENT OF CASH FLOWS
==============================================================================================
                                                                               Period from
                                                          Nine-month          March 7, 2001
                                                         period ended      (date of inception)
                                                         Sept. 30 2002     to Sept. 30, 2002
----------------------------------------------------------------------------------------------
                                                                     (Unaudited)
Cash flows from operating activities:
Net loss                                                    $(2,852)            $ (4,174)
Adjustments to reconcile net loss to net cash
  used in operating activities:
Changes in operating assets and liabilities:
Increase in accrued expenses                                 (4,125)              (4,125)
Decrease in accrued franchise taxes                            (842)                   -

----------------------------------------------------------------------------------------------
     Net cash used in operating activities                   (7,819)              (8,299)

----------------------------------------------------------------------------------------------
Cash flow from investing activity - increase in                   -                    -
  restricted cash
----------------------------------------------------------------------------------------------
Cash flows from financing activities:
Proceeds from the issuance of common stock                        -                7,500
Payment of offering costs                                                              -
Loan from officer                                             1,020                1,020
----------------------------------------------------------------------------------------------
       Net cash provided by financing activities              1,020                8,520
----------------------------------------------------------------------------------------------
Increase (decrease) in cash                                  (6,799)                 221

Cash at beginning of period                                   7,020                    -
----------------------------------------------------------------------------------------------
Cash at end of period                                       $   221             $    221


Supplemental schedule of noncash financing activity:

Expense accrued for offering costs                          $24,341              $35,485

==============================================================================================

                               Wentworth II, Inc.
                          (a Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2002
                                   (unaudited)

1.   FORMATION OF COMPANY

          Wentworth II, Inc. (the "Company") was incorporated in the state of Delaware on March 7, 2002. It intends to serve as a vehicle to effect a business combination with a target business (not yet identified) that the Company believes will have significant growth potential. The Company intends to utilize the net proceeds of its initial public offering, equity securities, debt securities, bank and other borrowings or a combination thereof in effecting a business combination.

2.   BASIS OF PRESENTATION

          The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the full fiscal year ended December 31, 2002.

3.   INITIAL PUBLIC OFFERING

          The Company has filed a Form SB-2 with the Securities and Exchange Commission for the issuance of 50,000 shares of common stock at $1.00 per share. Upon closing of the public offering of Common Stock of the Company, KeyBank National Association will hold the public offering proceeds and the stock certificates of the public investors in escrow pursuant to the Rule 419 of the Rules and Regulations of the Securities and Exchange Commission. KeyBank will hold the proceeds and the stock certificates pursuant to Rule 419 until the approval of a business combination by the shareholders of the Company. If the shareholders have not approved a business combination by February 6, 2004, all proceeds will be promptly returned to the shareholders and the stock certificates will be canceled. To date, the Company has received approximately $8,400 from the offering with such proceeds being held in escrow. These proceeds have not been recorded in the Company's book and records at September 30, 2002.

Item 2. Management's Discussion and Analysis or Plan of Operation

     This quarterly report on Form 10-QSB contains forward-looking statements. Forward-looking statements are statements not based on historical information and that relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. We disclaim any obligation to update forward-looking statements.

Plan of Operation

     We were organized as a vehicle to seek, investigate and, if such investigation warrants, acquire a target company or business (such acquisition, or other merger or combination with such a target company or business, a "Business Combination") that primarily desires to seek the perceived advantages of a publicly-held corporation. Our principal business objective is to seek long-term growth potential through the acquisition of a business rather than immediate, short-term earnings. Our search is not restricted to any specific business, industry or geographical location.

     We do not currently engage in any business activities that provide cash flow. The bulk of our funds are to be raised in our securities offering (the "Offering") pursuant to our amended registration statement on Form SB-2 (file number 333-74952), as filed with the Securities and Exchange Commission on July 22, 2002, and declared effective as of August 6, 2002 (the "Registration Statement"). In the Offering we plan to sell 50,000 shares of Common Stock at $1.00 per share. The Offering is expected to close in November, 2002. The proceeds of the Offering, after the release of $5,000 in permitted expenses, will be held in an escrow account in accordance with Rule 419(b) of the Securities Act of 1933, as amended, and Rule 15c2-4 of the Securities Exchange Act of 1934. The costs of identifying, investigating and analyzing Business Combinations will be paid with money in our treasury. Our stockholders will not have the opportunity to participate in any of these decisions. We are sometimes referred to as a "blank check" company because investors will entrust their investment monies to our management without having a chance to analyze the ultimate use to which their money may be put. Although substantially all of the net proceeds, if any, of our securities offering are intended to be utilized generally to effect a Business Combination and to pay expenses and fees related thereto, the net proceeds are not otherwise designated for any specific purposes. Investors will have an opportunity to evaluate the specific merits or risks of only the Business Combination in which our management decides to enter.

     Our management anticipates that it will likely be able to effect only one Business Combination, due primarily to our limited proposed financing, and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target business in order to achieve a tax free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

     We have until 18 months following the date of our prospectus, i.e., until February 6, 2004, to consummate a Business Combination with another entity. If we fail to consummate such a combination, then we will return the escrowed funds to our investors. Prior to such date, each investor will have an opportunity, pursuant to a reconfirmation offer effected when such a combination is probable (the details of which Business Combination will be set forth in a post-effective amendment to our amended registration statement), to reconfirm their interest in the potential Business Combination or have their funds returned, net of their proportionate share of the $5,000 of permitted expenses. If we do not consummate a Business Combination by February 6, 2004 and as a result we return funds to our investors, we may decide to (i) initiate a new offering pursuant to Rule 419, (ii) liquidate and dissolve or (iii) pursue another business strategy to be determined at such time.

Critical Accounting Estimate
----------------------------

     We have recorded a full valuation allowance against our deferred tax asset at September 30, 2002. This valuation allowance was recorded by the Company in recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived.

Selection of a Business
-----------------------

     We may seek a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a Business Combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares or seeks the perceived advantages of a publicly-held corporation.

     We do not intend to advertise or promote ourselves to potential target businesses. We intend to retain certain entities to act as "finders" to identify and analyze the merits of potential target businesses. Apart from retaining of finders to locate target companies, we are not presently considering hiring any individual as a consultant. However, we cannot rule out the need for outside consultants in the future. We have not made any decision regarding payment of these consultants, if any are hired. It is likely that any finders will be compensated through a payment consisting solely of our stock. Any compensation paid to a finder will be in accordance and comply with all federal and state securities laws.

     Under Rule 419 of the Securities Act of 1933, as amended, we cannot acquire a target business unless its fair value represents 80% of our Offering proceeds. In addition, the Colorado Securities Act further requires, among other things, that the proceeds of our Offering not be removed from the escrow account in which they are currently held until 50% of the gross proceeds of the Offering are committed to one or more specific lines of business. To determine the fair market value of a target business, our management may examine the financial statements, including balance sheets and statements of operations, cash flow and stockholders' equity, of any candidate, focusing attention on its assets, liabilities, revenue and net worth taking into account the business' business plan, opportunity for growth and other measures generally used to evaluate businesses. In addition, our management will participate in a personal inspection of any potential target business. If we determine that the financial statements of a proposed target business do not clearly indicate that its fair value represents 80% of the Offering proceeds, we will obtain an opinion from an investment banking firm which is a member of the National Association of Securities Dealers, Inc. with respect to the satisfaction of such criteria.

     Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a Business Combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

     We anticipate that the selection of a Business Combination will be complex. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation may include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all stockholders and other benefits. Potentially available Business Combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

     Our officers and directors will analyze or supervise the analysis of potential Business Combinations. Our management intends to concentrate on identifying preliminary prospective Business Combinations which may be brought to its attention through the use of finders. While we have not established definitive criteria for acquisition candidates, we intend to focus on candidates generally satisfying the following criteria:

     o    Two years of audited financial statements,
     o    Five million dollars in annual revenue,
     o    Positive cash flow,
     o    Little or no debt,
     o    Five million dollars in shareholders' equity and
     o    Five or more employees.

     In analyzing prospective Business Combinations, our management will also consider such matters as:

     o    available technical, financial, and managerial resources,
     o    working capital and other financial requirements,
     o    history of operations, if any,
     o    prospects for the future,
     o    nature of present and expected competition,
     o    the quality and experience of management services which may be
     o    available and the depth of that management,
     o    the potential for further research, development, or exploration,
     o specific risk factors not now foreseeable but which then may be anticipated to impact on our proposed activities,
     o    the potential for growth or expansion,
     o    the potential for profit,
     o the perceived public recognition or acceptance or products or services and
     o    name identification and other relevant factors.

     As a part of our investigation, our officers and directors will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analyses or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise. It is anticipated that any finders retained will assist in these efforts; however, the ultimate investigation, analysis, decision and negotiation with respect to a potential target will reside with our management and board of directors.

     We anticipate that any Business Combination will present certain risks. We may not be able adequately to identify many of these risks prior to selection. Our investors must, therefore, depend on the ability of our management to identify and evaluate these risks. We anticipate that the principals of some of the combinations which will be available to us will be in its development stage in that it has not generated significant revenues from its principal business activity. The risk exists that even after the consummation of such a Business Combination and the related expenditure of our funds, the combined enterprise will still be unable to advance beyond the development stage. Many of the potential Business Combinations may involve new and untested products, processes, or market strategies. We may assume such risks although they may adversely impact on our stockholders because we consider the potential rewards to outweigh them.

     At present, the sole finder of Business Combinations for Wentworth II is Keating Investments, LLC, a California limited liability company and a registered broker-dealer. While we will consider other finders, because of, among other factors, our lack of funds, it is unlikely that other finders will contact us. Timothy J. Keating, the son of our President, Kevin R. Keating, is the Managing Member of, and holds approximately a 48% interest in, Keating Investments, LLC. Any finder utilized by us will be a registered broker-dealer, or exempt from such registration in connection with it activities related to us, in accordance with the requirements of the Securities and Exchange Commission.

     No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a Business Combination. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations. If we are unable to make such an investment, it is unlikely that our investors will make a substantial return on their investment in us, and their funds could be returned with some loss of capital due to expenses.

     In the event our funds are not sufficient to enable us to successfully fund a Business Combination, we may seek additional financing. At this time, we believe that our funds will be sufficient for such purpose and therefore do not expect to issue any additional securities before the consummation of a Business Combination. However, we may issue additional securities, incur debt or procure other types of financing if needed. We have not entered into any agreements, plans or proposals for such financing and at present have no plans to do so. We will not use escrowed funds from our Offering as collateral or security for any loan or debt incurred. Further, the escrowed funds will not be used to pay back any loan or debts incurred by us. If we require additional financing, there is no guarantee that such financing will be available to us or if available that such financing will be on terms acceptable to us.

Acquisition of a Business
-------------------------

     In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may alternatively purchase stock or assets of an existing business.

     Our management will not actively negotiate or otherwise consent to the purchase of any portion of their common stock as a condition to or in connection with a proposed Business Combination, unless such a purchase is demanded by the principals of the target company as a condition to a merger or acquisition. Our officers and directors have agreed to this restriction which is based on an oral understanding between members of our management. Members of our management are unaware of any circumstances under which such policy, through their own initiative, may be changed.

     The structure of the Business Combination will depend on, among other factors:

     o    the nature of the target business,
     o our needs and desires and the needs and desires of those persons controlling of the target business,
     o    the management of the target business and
     o our relative negotiating strength compared to the strength of the persons controlling the target business.

     We will not purchase the assets of any company of which a majority of the outstanding capital stock is beneficially owned by one or more or our officers, directors, promoters or affiliates or associates. Furthermore, we intend to adopt a procedure whereby a special meeting of our stockholders will be called to vote upon a Business Combination with an affiliated entity, and stockholders who also hold securities of such affiliated entity will be required to vote their shares of stock in the same proportion as our publicly held shares are voted.

     We have adopted a policy that we will not pay a finder's fee to any member of management for locating a merger or acquisition candidate. No member of management intends to or may seek and negotiate for the payment of finder's fees. In the event there is a finder's fee to be paid to any member of management, it will be paid at the direction of the successor management after a change in management control resulting from a Business Combination. Our policy regarding finder's fees is based on an oral agreement among management. Our management is unaware of any circumstances under which such policy through their own initiative may be changed.

     Upon the consummation of a Business Combination, we anticipate that our management will change. Our present management anticipates that the escrowed funds from our securities offering will be used by the post-merger management at its sole discretion. Our Secretary will not receive any remuneration during this period for providing us with office space. This policy is based upon an oral agreement with our management. Our management is unaware of any circumstances under which such policy through its own initiative may be changed.

     It is possible that, after we successfully consummate a merger or acquisition with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of our management or our directors for the purposes of providing services to the surviving entity. However, we have adopted a policy whereby the offer of any post-transaction employment to members of management will not be a consideration in our decision to undertake any proposed transaction. Each member of management has agreed to disclose to the Board of Directors any discussions concerning possible employment by any entity that proposes to undertake a transaction with us and further, to abstain from voting on the transaction. Therefore, as a practical matter, if each member of the Board of Directors is offered employment in any form from any prospective merger or acquisition candidate, the proposed transaction will not be approved by the Board of Directors as a result of the inability of the Board to affirmatively approve the transaction. The transaction would then be presented to our shareholders for approval. In all cases, our stockholders will have the opportunity to approve the transaction pursuant to the reconfirmation offer.

     Any merger or acquisition can be expected to have a significant dilutive effect on the percentage of shares held by our existing stockholders, including purchasers in our Offering. The target business we consider will, in all probability, have significantly more assets than we do. Therefore, in all likelihood, our management will offer a controlling interest in our company to the owners of the target business. While the actual terms of a transaction to which we may be a party cannot be predicted, we expect that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code. In order to obtain tax-free treatment under the Internal Revenue Code, the owners of the acquired business may need to own 80% or more of the voting stock of the surviving entity. As a result, our stockholders, including investors in our Offering, would retain 20% or less of the issued and outstanding shares of the surviving entity, which would result in significant dilution in percentage of the entity after the combination and may also result in a reduction in the net tangible book value per share of our investors. In addition, a majority or all of our directors and officers will probably, as part of the terms of the acquisition transaction, resign as directors and officers.

Competition
-----------

     We will remain an insignificant player among the firms which engage in business combinations. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than we will. In view of our combined limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors. Also, we will be competing with a number of other small, blank check public and shell companies.

Operation of a Business after an Acquisition
--------------------------------------------

     Our activities following a Business Combination with a target company will be dependent on the nature of the acquired business, as well as the interest acquired. It may be expected that the business will present various risks to investors. We cannot yet appropriately assess the risks of the business at the present time, even in general terms, as we have not restricted our search for a potential target company to any one particular field of endeavor.

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures.
------------------------------------------------

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to the our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Within the 90 days prior to the filing date of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.
----------------------------

     There have been no significant changes in our internal controls or in other factors that could significantly affect these controls and procedures subsequent to the date we completed our evaluation. Therefore, no corrective actions were taken.

                           PART II - OTHER INFORMATION

Item 5. Other Information.

Recent Developments.
--------------------

     On October 25, 2002, we ended the engagement of Goldstein Golub Kessler LLP ("GGK") as our independent certified public accountants. The decision was approved by our Board of Directors.

     During the most recent fiscal year (which was our first year of operation), the accountant's reports on our financial statements contained no adverse opinions or disclaimers of opinion, nor were they modified as to audit scope or accounting principles. The accountant's reports contained an explanatory paragraph describing going concern contingencies.

     During the most recent fiscal year and the interim period preceding the dismissal of GGK, there were no disagreements with GGK on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of GGK, would have caused GGK to make reference to the subject of that disagreement in its reports on our financial statements.

     We requested that GGK furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with our statements with respect to them contained in this Item 5. Copies of letters furnished by GGK in response, dated October 31, 2002 and November 6, 2002, are incorporated herein by reference.

     On October 30, 2002, Hein & Associates LLP ("Hein") was engaged as our new independent accountants. During the two most recent fiscal years and the interim period preceding the engagement of Hein, we have not consulted with Hein regarding either: (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or (2) any matter that was either the subject of a disagreement or event identified in paragraph (a)(1)(iv) of
Item 304 of Regulation S-B.

     On November 5, 2002, the Offering closed after the sale of all 50,000 shares of Common Stock registered under the Registration Statement at a price of $1.00 per share, for a total of $50,000 in aggregate proceeds to the Company.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits required by Item 601 of Regulation S-B.

     Exhibit No.    Description
     -----------    -----------

         *3.1 Certificate of Incorporation, as filed with the Delaware Secretary of State on March 7, 2001

         *3.2       By-Laws

       **10.1 Escrow Agreement, by and among the Company, its escrow agent and the administrator, dated as of June 11, 2002

         99.1 Certification of the Company's Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002

         99.2 Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002

      ***99.3 Letter from Goldstein Golub Kessler LLP regarding change in certifying accountant, dated October 31, 2002.

     ****99.4 Letter from Goldstein Golub Kessler LLP regarding change in certifying accountant, dated November 6, 2002.

* Filed as an exhibit to the Company's Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission on May 8, 2001, and incorporated herein by this reference.

** Filed as an exhibit to the Company's Amendment No. 3 to its Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission on June 11, 2002, and incorporated herein by this reference.

*** Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 1, 2002, and incorporated herein by this reference.

**** Filed as an exhibit to the Company's Current Report on Form 8-K/A, as filed with the Securities and Exchange Commission on November 8, 2002, and incorporated herein by this reference.

(b) A report on Form 8-K was filed on November 1, 2002, to report, in item 4 thereof, a change in our independent certified public accountants.

     A report on Form 8-K/A was filed on November 8, 2002, to report, in item 4 thereof, further information with respect to a change in our independent certified public accountants.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                        Wentworth II, Inc.
                                        Registrant

Date  November 14, 2002                     /s/ Kevin R. Keating
                                            ------------------------------
                                        By: Kevin R. Keating
                                            Chairman of the Board & President

                                 CERTIFICATIONS
                                 --------------

I, Kevin R. Keating, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Wentworth II, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002
                                        /s/ Kevin R. Keating
                                        ------------------------------
                                        Kevin R. Keating
                                        President and Chairman of the Board

I, Kevin R. Keating, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Wentworth II, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002
                                        /s/ Kevin R. Keating
                                        ------------------------------
                                        Kevin R. Keating
                                        Chief Financial Officer