Form 10KSB
period 2002-12-31
WENTWORTH II INC
filed 2003-02-13
CIK 1161550

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002
                                             -----------------

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from            to
                                     ----------    -----------

                        Commission File Number 333-74952

                               WENTWORTH II, INC.
                               ------------------
                 (Name of small business issuer in its charter)

              Delaware                                84-1581779
    -------------------------------       ------------------------------------
     (State or jurisdiction of            (I.R.S. Employer Identification No.)
     incorporation or organization)

                        650 So. Cherry Street, Suite 420
                                Denver, CO 80246
                 ----------------------------------------------
                          (Address and telephone number
                         of principal executive offices)

Issuer's telephone number: (303) 320-1870
                           --------------

Securities registered under Section 12(b) of the Exchange Act:
None

Title of each class                 Name of each exchange on
                                    which registered

---------------------               -------------------------------

---------------------               -------------------------------

Securities registered under Section 12(g) of the Exchange Act:  None

                -----------------------------------------------
                                (Title of class)
                -----------------------------------------------
                                (Title of class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X] No [ ].

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer had no revenues in its most recent fiscal year.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act): N/A

     As of December 31, 2002, there were 200,000 shares of our common stock, par value $0.01 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

     Transitional Small Business Disclosure Format (check one):
Yes [ ]; No [X]

                                     PART I

Item 1.  Description of Business
------   -----------------------

The Company was formed as a Delaware corporation in March 2001 to effect a merger, exchange of capital stock, asset acquisition or other similar business combination (a "Business Combination") with an operating business (a "Target") which the Company believes has significant growth potential. The Company filed a registration statement on Form SB-2 (the "Registration Statement") with the Securities and Exchange Commission (the "Commission") which became effective August 6, 2002, and the Company commenced an offering of its common stock pursuant to this effective Registration Statement (the "Offering"). The Company has not engaged in any commercial or other business activities which generate any cash flow since the offering and has not determined when it will do so. The Company has no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or entity. The Company intends to utilize cash (derived from the proceeds of the offering), equity, debt or a combination thereof to effect a Business Combination.

Business Combination
--------------------

The Company's evaluation of potential Targets is not restricted to any specific business, industry or geographic location. It may participate in a business venture of virtually any kind. In implementing a structure for a particular Business Combination, the Company may become party to a merger, consolidation, reorganization, joint venture or licensing agreement with another corporation or entity. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses, or acquire existing businesses as subsidiaries.

Evaluation of Business Combination by Investors
-----------------------------------------------

The Offering is a "blank check" offering due to management's broad discretion with respect to the specific application of the net proceeds of the offering. Substantially all of the net proceeds of the Offering are intended to be generally applied toward effecting a Business Combination, but have not been marked for any specific purpose. Management has sole discretion in determining which businesses, if any, are to be acquired, and the terms of such acquisition. Investors in the blank check offering will have the opportunity to evaluate the merits and risks of an acquisition and will be entitled to elect whether they desire to remain investors in the Company. An acquisition will only be consummated if investors representing 80% of the maximum offering proceeds reconfirm their investments (as described in the following paragraph).

The "blank check" offering is subject to Rule 419 of Regulation C ("Rule 419") under the Securities Act of 1933, as amended (the "Securities Act"). Rule 419 requires that net offering proceeds and the securities issued to investors must be deposited in an escrow account. Rule 419 requires that the deposited funds (except for an amount up to 10% of the deposited funds) and deposited securities may not be released until an acquisition conforming to certain specified criteria has been consummated and a sufficient number of investors reconfirm their investment in accordance with the procedures set forth in that rule. At that time the Company will file a post-effective amendment to the Registration Statement with the Commission describing the acquisition candidate and its business and including audited financial statements which, upon being declared effective by the Commission, will be delivered to all investors. The Company must return the pro rata portion of the deposited funds to any investor who does not elect to remain an investor. A sufficient number of investors must elect to remain investors, or all investors will be entitled to the return of a pro rata portion of the deposited funds (plus interest) and none of the deposited securities will be issued to investors. In the event an acquisition is not consummated within 18 months of the effective date of the prospectus (February 6, 2004), the deposited funds will be returned on a pro rata basis to all investors.

Identifying a Target
--------------------

The selection of a Target is complex and risky because of competition for such business opportunities among all segments of the financial community. In evaluation of a Target, the Company is considering various factors, including, but not limited to:

          o  costs associated with effecting a Business Combination
          o equity interest in and possible management participation in the Target
          o  growth potential of the Target and its industry
          o experience and skill of management and availability of additional personnel of the Target
          o  capital requirements of the Target
          o  competitive position of the Target
          o  potential for further research, development or exploration
          o  degree of current or potential market acceptance of product/service
          o  risk factors
          o  regulatory environment of the Target's industry
          o  profit potential

The evaluation as to the merits of a particular Business Combination will be based on relevant factors as listed above as well as other considerations deemed by management to be relevant to effecting a Business Combination consistent with the Company's business objective. Management will conduct a due diligence review which will encompass, among other things, meeting with target management and inspection of target facilities, as well as a review of financial or other information made available to the Company.

Terms of Business Combination Agreement
---------------------------------------

The actual terms of an acquisition or merger transaction are unpredictable. Tax considerations as well as other relevant factors will be evaluated in determining the precise structure of a particular Business Combination, which could be effected through various forms of a merger, consolidation or stock or asset acquisition. The parties will endeavor to structure the Business Combination to achieve the most favorable tax treatment to the Company, the Target and their respective shareholders. Although the Company has no commitments to date to issue any of its securities other than as described in the Offering Registration Statement, the Company anticipates that it will, in all likelihood, issue a substantial number of additional securities in connection with a Business Combination. To the extent that such additional securities are issued, dilution to the interests of the Company's stockholders will occur, and a change in control of the Company may occur.

The Company believes that any written agreement executed in consummation of a Business Combination will contain, but not be limited to, the following provisions:

          o  representations and warranties by all parties thereto
          o  specifications as to default penalties
          o  terms of closing
          o  conditions to be met prior to closing
          o  allocation of costs, including legal and accounting fees

The Company plans to file reports in accordance with the reporting requirements included in the Securities Exchange Act of 1934 (the "Exchange Act"). It therefore plans to file independent audited financial statements with the Commission as part of its Form 8-K upon consummation of a merger or acquisition. The closing documents should provide that such audited financial statements be available at closing or within ample time to comply with reporting requirements. If such statements are not available, or do not conform to representations made by the Target, the Company intends that the proposed transaction will be voidable at the discretion of present Company management.

Governmental Approval
---------------------

The Company will need the Commission to declare its post-effective amendment to the Registration Statement effective in order to consummate a Business Combination.

Employees
---------

The Company has two part time employees: Kevin R. Keating and Spencer I. Browne. Kevin R. Keating serves as President and Chief Financial Officer. Spencer I. Browne serves as Secretary. Both individuals are members of our board of directors and neither individual is currently receiving any salary in exchange for their services.

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

Item 2.   Description of Property
------    -----------------------

We are presently using the office of Spencer I. Browne, our Secretary, at no cost, as our office, an arrangement which we expect to continue until a Business Combination is consummated. We are not required to pay any rent. We presently do not own or lease any equipment, real estate or interests in real estate related entities, directly or indirectly, and do not intend to purchase or lease any such equipment, real estate or interests prior to a Business Combination being consummated.

Item 3.  Legal Proceedings
------   -----------------

The Company is not a party to, nor is it aware of, any threatened litigation of any nature.

Item 4.  Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------

None.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
------   --------------------------------------------------------

There is no trading market for the shares of the Company nor is there any assurance that a regular trading market will develop for the Shares, or that, if developed, any such market will be sustained. The Company anticipates that, if a Business Combination is consummated, trading of the Shares will be conducted through the National Quotation Bureau's Over-the-Counter Electronic Bulletin Board. Any market for the shares of the Company which may result will likely be less well developed than if such shares were traded on NASDAQ or on another exchange.

The Company has registered the shares of the Offering only in New York and Colorado. The Company may apply to register its shares in several states or for secondary trading.

There is no common equity of the Company which is subject to outstanding options or warrants to purchase, or securities convertible into, common equity of the Company.

As of December 31, 2002, there was a total of 200,000 shares of our common stock, par value $0.01 per share, outstanding ("Common Stock"). These 200,000 shares of Common Stock are held by a total of four shareholders. 50,000 shares of Common Stock were sold in the Offering at a price of $1.00 per share. The remaining 150,000 shares of Common Stock are owned by our President, Kevin R. Keating, and our Secretary, Spencer I. Browne. Prior to the Offering, Kevin R. Keating and Spencer I. Browne privately purchased 90,000 shares and 60,000 shares, respectively, directly from the Company at a price of $0.05 per share, pursuant to Section 4(2) of the Securities Act, and the rules and regulations promulgated thereunder. The 150,000 shares of Common Stock held by our officers and directors are "restricted securities" as that term is defined under the Securities Act and in the future may be sold pursuant to a registration statement filed under the Securities Act. These shares may not be sold by these officers or their affiliates, or their transferees, pursuant to Rule 144 of the Securities Act. This is true for any such sale either before or after a Business Combination with an operating company or other person, regardless of technical compliance with the rule. The position of the staff of the Division of Corporation Finance of the Commission is that any such resale transaction under Rule 144 would appear to be designed to distribute or redistribute such shares to the public without coming within the registration requirements of the Securities Act. Therefore, our directors or officers generally can only resell the shares they hold as of the date hereof through a registration statement filed under the Securities Act.

No dividends have been paid on our shares of Common Stock. As we have no business operations which would result in revenues, no dividends will be paid on the shares of Common Stock prior to the consummation of any Business Combination.

The Company has no employee benefit plan or dividend reinvestment plan.

No use has been made of the net proceeds raised in the Offering. The Offering closed on November 4, 2002, after the sale of all 50,000 shares of Common Stock registered under the Registration Statement at a price of $1.00 per share, for a total of $50,000 in aggregate proceeds to the Company. The proceeds, net of $5,000 used by the Company to pay expenses, are being held in escrow until the earlier of (i) consummation of a Business Combination or (ii) the return of such proceeds to the applicable investors, pursuant to Rule 419, if a Business Combination has not been completed within the allowed time period.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
------   ----------------------------------------------------------

This annual report on Form 10-KSB contains forward looking statements. Forward looking statements are statements not based on historical information and that relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by us or on our behalf. We disclaim any obligation to update forward looking statements.

Plan of Operation
-----------------

We were organized as a vehicle to seek, investigate and, if such investigation warrants, acquire a target company or business that primarily desires to seek the perceived advantages of a publicly-held corporation. Our principal business objective is to seek long-term growth potential through the acquisition of a business rather than immediate, short-term earnings. Our search is not restricted to any specific business, industry or geographical location.

We do not currently engage in any business activities that provide cash flow. The bulk of our funds were raised in our securities offering pursuant to our amended registration statement on Form SB-2, as filed with the Securities and Exchange Commission on July 22, 2002, and declared effective as of August 6, 2002. In the Offering we sold 50,000 shares of Common Stock at $1.00 per share. The Offering closed on November 4, 2002. The net proceeds of the Offering, $45,000, after the deduction of $5,000 in permitted expenses, are currently held in an escrow account in accordance with Rule 419(b) of the Securities Act of 1933, as amended, and Rule 15c2-4 of the Securities Exchange Act of 1934. The costs of identifying, investigating and analyzing Business Combinations will be paid with money in our treasury. Our stockholders will not have the opportunity to participate in any of these decisions. We are sometimes referred to as a "blank check" company because investors will entrust their investment monies to our management without having a chance to analyze the ultimate use to which their money may be put. Although substantially all of the net proceeds of our securities offering are intended to be utilized generally to effect a Business Combination and to pay expenses and fees related thereto, the net proceeds are not otherwise designated for any specific purposes. Investors will have an opportunity to evaluate the specific merits or risks of only the Business Combination our management in which our management decides to enter.

Our management anticipates that it will likely be able to effect only one Business Combination, due primarily to our limited financing, and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target business in order to achieve a tax free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

We have until 18 months following the date of our prospectus, in other words until February 6, 2004, to consummate a Business Combination with another entity. If we fail to consummate such a combination, then we will return the escrowed funds to our investors. Prior to such date, each investor will have an opportunity, pursuant to a reconfirmation offer effected when such a combination is probable (the details of which Business Combination will be set forth in a post-effective amendment to our amended registration statement), to reconfirm their interest in the potential Business Combination or have their funds returned. If we do not consummate a Business Combination by February 6, 2004 and as a result we return funds to our investors, we may decide to (i) initiate a new offering pursuant to Rule 419, (ii) liquidate and dissolve or (iii) pursue another business strategy to be determined at such time.

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

Under Rule 419 of the Securities Act of 1933, as amended, we cannot acquire a target business unless its fair value represents 80% of our Offering proceeds. In addition, the Colorado Securities Act further requires, among other things, that the proceeds of our Offering not be removed from the escrow account in which they are currently held until 50% of the gross proceeds of the Offering are committed to one or more specific lines of business. To determine the fair market value of a target business, our management may examine the financial statements, including balance sheets and statements of cash flow and stockholders' equity, of any candidate, focusing attention on its assets, liabilities, revenue and net worth taking into account the business' business plan, opportunity for growth and other measures generally used to evaluate businesses. In addition, our management will participate in a personal inspection of any potential target business. If we determine that the financial statements of a proposed target business do not clearly indicate that its fair value represents 80% of the Offering proceeds, we will obtain an opinion from an investment banking firm which is a member of the National Association of Securities Dealers, Inc. with respect to the satisfaction of such criteria.

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

In analyzing prospective Business Combinations, our management will also consider such matters as:

          o  available technical, financial, and managerial resources,
          o  working capital and other financial requirements,
          o  history of operations, if any,
          o  prospects for the future,
          o  nature of present and expected competition,
          o the quality and experience of management services which may be available and the depth of that management,
          o  the potential for further research, development, or exploration,
          o specific risk factors not now foreseeable but which then may be anticipated to impact on our proposed activities,
          o  the potential for growth or expansion,
          o  the potential for profit,
          o the perceived public recognition or acceptance or products or services and
          o  name identification and other relevant factors.

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

Since we will be subject to Section 13 or 15 (d) of the Securities Exchange Act of 1934, we will be required to furnish information about significant acquisitions, including audited financial statements for the target company, covering one, two or three years depending upon the relative size of the acquisition. Consequently, acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

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

At present, the sole finder of Business Combinations for Wentworth II is Keating Investments, LLC, a California limited liability company and a registered broker-dealer. Timothy J. Keating, the son of our President, Kevin R. Keating, is the Managing Member of, and holds approximately a 87% interest in, Keating Investments, LLC. Any finder utilized by us will be a registered broker-dealer, or exempt from such registration in connection with it activities related to us, in accordance with the requirements of the Securities and Exchange Commission.

Since the closing of our public offering, we have received numerous business plans and reviewed several companies as potential merger candidates in detail. To date, we have no existing agreement for a Business Combination or other transaction, and our investors may lose some of their investment if we cannot complete such a transaction. We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a Business Combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations. If we are unable to make such an investment, it is unlikely that our investors will make a substantial return on their investment in us, and their funds could be returned with some loss of capital due to expenses.

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

SUBSEQUENT EVENT:
----------------

     On February 6, 2003, the Wentworth board of directors unanimously approved a merger with Natural Golf, a privately held Illinois-based golf instruction company. Assuming all of the escrow holders elect to reconfirm their investment in us, we believe that the fair value of Natural Golf represents at least 80% of the offering proceeds of $50,000 realized from our offering. Natural Golf's management and board will assume significant majority control of the Company through a merger structure whereby Natural Golf will become a wholly-owned subsidiary of Wentworth. Wentworth will thereafter change its name to Natural Golf Corporation.

     Keating Investments, LLC ("KI"), a registered broker-dealer, will receive an investment banking fee payable by Natural Golf Corporation in connection with the proposed transaction. Timothy J. Keating, the son of Kevin R. Keating, the Company's President, is the Managing Member of, and holds approximately an 87% interest in, KI. There is currently no signed agreement between KI and the Company. However, KI has been engaged by and is representing Natural Golf Corporation as its investment banker. Given the limited cash resources of Wentworth II, management of the Company anticipates that any fees to be paid to KI will be paid either through the issuance of equity of Wentworth II or through the cash resources of Natural Golf, or a combination of both.


Item 7.  Financial Statements
------   --------------------

The financial statements that constitute Item 7 follow the text of this report.

An index to the financial statements appears in Item 13(a) of this report.

Item 8.  Changes in and Disagreements with Accountants on Accounting and
------   ---------------------------------------------------------------
         Financial Disclosure
         --------------------

None.

                                    Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
------   -------------------------------------------------------------
        Compliance with Section 16(a) of the Exchange Act
        -------------------------------------------------

Name                           Age           Title
----                           ---           ------
Kevin R. Keating               62            President, Chief Financial
                                             Officer and Director

Spencer I Browne               52            Secretary and Director

Mr. Keating is a promoter of two blank check corporations which are currently in registration with the Securities and Exchange Commission: Wentworth I, Inc. and Wentworth III, Inc., both Delaware corporations.

Mr. Browne is a promoter of two blank check corporations which are currently in registration with the Securities and Exchange Commission: Wentworth I, Inc. and Wentworth III, Inc., both Delaware corporations.

The directors of the Company hold office until the next annual meeting of the shareholders and until their successors have been elected and qualified. The directors receive no compensation for serving as such. Officers are appointed by the Board of Directors and serve at the discretion of the Board. Messrs. Keating and Browne, the current executive officers of the Company, devote up to approximately 10% of their time to the affairs of the Company.

Kevin R. Keating is an investment executive and for the past six (6) years has been the Branch Manager of the Vero Beach, Florida office of Brookstreet Securities Corporation. Brookstreet Securities is a full-service, national network of independent investment professionals. Mr. Keating services the investment needs of private clients with special emphasis on equities. For more than 35 years, he has been engaged in various aspects of the investment brokerage business. Mr. Keating is a director of the Company, Wentworth I, Inc. and Wentworth III, Inc. and holds a directorship in the following reporting company: iVideoNow, Inc.

Spencer I. Browne is a principal of Strategic Asset Management, LLC, a privately owned investment firm which he founded in November 1996. Prior to that date Mr. Browne has held various executive and management positions with several publicly traded companies engaged in businesses related to the residential and commercial mortgage loan industry. Mr. Browne is a director of the Company, Wentworth I, Inc. and Wentworth III, Inc., and holds other directorships in the following reporting companies: Annaly Mortgage Management, Inc., Internet Commerce Corporation, Mego Financial Corp. and iVideoNow, Inc.

There are no agreements or understandings for any officer or director to resign at the request of another person and neither of the officers or directors is acting on behalf of or will act at the direction of another person.

There have been none of the following events that occurred during the past five years that are material to an evaluation of the ability or integrity of any director, person nominated to become a director, executive officer, promoter or control person of the Company:

          (1) Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

          (2) Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

          (4) Being found by a court of competent jurisdiction (in a civil action) , the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Item 10.  Executive Compensation
-------   ----------------------

No compensation has been paid to any officers or directors since inception. However, the officers and directors have not provided significant services to the Company through December 31, 2002. The Company does not expect to pay any direct or indirect compensation to its officers and directors except for reimbursement for reasonable out-of-pocket expenses. There are no understandings or arrangements otherwise relating to compensation. Management anticipates that shares of the Company's authorized but unissued Common Stock may be utilized in connection with a business acquisition or combination and not as compensation to the Company's management.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
-------   --------------------------------------------------------------

The following table sets forth information as of December 31, 2002 with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock, (ii) each director and (iii) officers and directors as a group.

                             Amount and Approximate
                        Percentage of Outstanding Shares
Kevin R. Keating (1)       90,000 shares                 45%

Spencer I. Browne (1)      60,000 shares                 30%

Officers and directors
as a group (2 persons)     150,000 shares                75%

Steven P. Salinas          41,580 shares                 20.79%

(1) An officer and director

Unless otherwise noted, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. Neither person named in the table is acting as nominee for any persons or is otherwise under the control of any person or group of persons.

There are no arrangements currently in place that may result in the change of control of the Company, except for the search for a successful Business Combination, as discussed throughout this Annual Report. The Company has no equity compensation plans.

Item 12.  Certain Relationships and Related Transactions
-------   ----------------------------------------------

At present, the sole finder of Business Combinations on behalf of the Company is Keating Investments, LLC, a California limited liability company and a registered broker-dealer.

Timothy J. Keating, the son of Kevin R. Keating, our President, is the Managing Member of, and holds approximately an 87% interest in, Keating Investments, LLC. There is currently no signed agreement between Keating Investments, LLC and the Company. The Company will file an amendment to its most current registration statement describing any agreement with a finder. Given the limited cash resources of the Company, it is anticipated that any fees to be paid to finders will be paid in equity of the Company or through the cash resources of the target company.

Our officers or directors could be deemed to be our promoters. They received shares of Common Stock in return for their cash contributions to the Company. Kevin R. Keating received 90,000 shares in exchange for a cash contribution of $4,500. Spencer I. Browne received 60,000 shares in exchange for a cash contribution of $3,000.

Item 13.  Exhibits and Reports on Form 8-K
-------   --------------------------------

(a) Exhibits.

    Exhibit
    Number       Description
    -------      -----------

                 Financial Statements - December 31, 2002

                 Index...........................................F-1
                 Independent Auditors' Reports...................F-2
                 Balance Sheet...................................F-4
                 Statement of Operations.........................F-5
                 Statement of Changes in Stockholders' Equity....F-6
                 Statements of Cash Flows........................F-7
                 Notes to Financial Statements...................F-8

*  3.1         Certificate of Incorporation

*  3.2         By-Laws

** 10.1        Escrow Agreement

99.1 Certification of the Company's Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3 Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Securities and Exchange Commission Release 34-46427

99.4 Certification of the Company's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Securities and Exchange Commission Release 34-46427

* Incorporated herein by reference to the exhibits of the Company's Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on December 12, 2001.
** Incorporated herein by reference to Exhibit 4.6 of the Company's Amendment No. 3 to its Registration Statement on Form SB-2/A, filed with the Securities and Exchange Commission on July 22, 2002.

(b)   Reports on Form 8-K

      None

Item 14.  Controls and Procedures
--------  -----------------------

As of February 3, 2003, an evaluation was completed under the supervision and with the participation of the Company's management, including the Company's President, Chief Financial Officer and Secretary, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management including the President, Chief Financial Officer and Secretary, concluded that the Company's disclosure controls and procedures were effective as of February 3, 2003. There have been no significant changes to the Company's internal controls or other factors that could significantly affect internal controls subsequent to February 3, 2003.

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WENTWORTH II, INC.

                                        By: /s/ Kevin R. Keating
                                            ------------------------------
                                            Kevin R. Keating
                                            President

February 13, 2003

INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE

Independent Auditors' Reports................................................F-2

Balance Sheet - December 31, 2002............................................F-4

Statement of Operations - For the Year Ended December 31, 2002 and for the
  Period from March 7, 2001 (Date of Inception) to December 31, 2001 and
  2002.......................................................................F-5

Statement of Changes in Stockholders' Equity - For the Period from
  March 7, 2001 (Date of Inception) to December 31, 2002 and for the
  Year Ended December 31, 2002...............................................F-6

Statements of Cash Flows - For the Year Ended December 31, 2002 and For the
  Period from March 7, 2001 (Date of Inception) to December 31, 2001 and
  2002.......................................................................F-7

Notes to Financial Statements................................................F-8

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Wentworth II, Inc.
Denver, Colorado

We have audited the accompanying balance sheet of Wentworth II, Inc. (a development stage company) (the "Company") as of December 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wentworth II, Inc. as of December 31, 2002 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered operating losses since its inception and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The financial statements of the Company for the period from March 7, 2001 (date of inception) to December 31, 2001 were audited by other auditors, whose report dated May 24, 2002, expressed an unqualified opinion on these financial statements with an explanatory paragraph indicating substantial doubt as to the Company's ability to continue as a going concern. We have audited the combination in the accompanying statements of operations, stockholders' equity and cash flows of the period from March 7, 2001 (inception) to December 31, 2001 into the period from March 7, 2001 to December 31, 2002. In our opinion, such financial statements have been properly combined.

/s/ HEIN + ASSOCIATES LLP

HEIN + ASSOCIATES LLP

Denver, Colorado
February 5, 2003

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Wentworth II, Inc.
Denver, Colorado

We have audited the accompanying balance sheet of Wentworth II, Inc. (a development stage company) as of December 31, 2001 (not presented herein), and the related statements of operations, stockholders' equity and cash flows for the period from March 7, 2001 (date of inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wentworth II, Inc. as of December 31, 2001 and the results of its operations, and its cash flows for the period from March 7, 2001 (date of inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company has suffered operating losses since its inception and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ GOLDSTEIN GOLUB KESSLER LLP

GOLDSTEIN GOLUB KESSLER LLP

New York, New York

May 24, 2002

                               WENTWORTH II, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                                DECEMBER 31, 2002


                                     ASSETS
CURRENT ASSETS:
   Cash                                                      $   2,125
                                                             ---------
        Total current assets                                     2,125

CASH-RESTRICTED                                                 45,000

DEFERRED TAX ASSET,  net of valuation allowance of $7,371            -
                                                             ---------

TOTAL ASSETS                                                 $  47,125
                                                             =========

CURRENT LIABILITIES:
   Accrued expenses                                          $  38,000
   Due to officer                                                1,035
                                                             ---------
        Total current liabilities                               39,035

STOCKHOLDERS' EQUITY:
   Preferred stock - $.01 par value; authorized 10,000,000
     shares, none issued                                             -
   Common stock - $.01 par value; authorized 40,000,000
     shares, 200,000 shares issued and outstanding               2,000
   Additional paid-in capital                                   25,937
   Deficit accumulated during the development stage            (19,847)
                                                             ---------
        Total stockholders' equity                               8,090
                                                             ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  47,125
                                                             =========




              See accompanying notes to these financial statements.

                               WENTWORTH II, INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS



                                                         FOR THE     FOR THE
                                                         PERIOD      PERIOD
                                                         FROM        FROM
                                                         MARCH 7,    MARCH 7,
                                                         2001        2001
                                             FOR THE     (DATE OF    (DATE OF
                                             YEAR        INCEPTION)  INCEPTION)
                                             ENDED       TO          TO
                                             DECEMBER    DECEMBER    DECEMBER
                                             31, 2002    31, 2001    31, 2002
                                             --------    ---------   ----------

INTEREST INCOME                             $     25    $      20   $      45

OPERATING EXPENSES:
 Professional fees                            17,753            -      17,753
 Other general and administrative expense        797        1,342       2,139
                                             --------    ---------   --------
    Total operating expenses                  18,550        1,342      19,892
                                             --------    ---------   --------

NET LOSS                                     (18,525)      (1,322)    (19,847)
                                             --------    ---------   ---------

NET LOSS PER COMMON SHARE                  $   (0.01)  $    (0.01)
                                            =========   ==========

WEIGHTED-AVERAGE NUMBER OF SHARES
   OUTSTANDING                                200,000      150,000
                                            =========   ==========



              See accompanying notes to these financial statements.


                                        WENTWORTH II, INC.
                                  (A Development Stage Company)

                           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

              FOR THE PERIOD MARCH 7, 2001 (DATE OF INCEPTION) TO DECEMBER 31, 2002
                               FOR THE YEAR ENDED DECEMBER 31, 2002




                                                                       DEFICIT
                                         COMMON STOCK     ADDITIONAL  DURING THE
                                        ---------------    PAID-IN   DEVELOMPMENT  STOCKHOLDER'S
                                        SHARES   AMOUNT    CAPITAL      STAGE         EQUITY
                                        ------  -------   ---------- ------------  -------------


  Issuance of common stock for cash    150,000  $ 1,500   $   6,000  $      -      $  7,500
     at $.05 per share

  Net loss for the period from
     March 7, 2001 (date of
     inception) to December 31, 2001         -        -           -    (1,322)       (1,322)
                                       -------  -------   ---------  --------      ---------

  BALANCE, December 31, 2001           150,000    1,500       6,000    (1,322)        6,178
     Net proceeds from sale of
       common stock for cash
       received in public offering
       at $1.00 per share               50,000      500      19,937         -        20,437
     Net loss for the year ended
       December 31, 2002                     -        -           -   (18,525)      (18,525)
                                       -------  -------   ---------  --------     ---------

  BALANCE, December 31, 2002           200,000  $ 2,000   $  25,937  $(19,847)    $   8,090
                                       =======  =======   =========  ========     =========




                      See accompanying notes to these financial statements.

                               WENTWORTH II, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS


                                                    FOR THE     FOR THE
                                                    PERIOD      PERIOD
                                                    FROM        FROM
                                                    MARCH 7,    MARCH 7,
                                                    2001        2001
                                        FOR THE     (DATE OF    (DATE OF
                                        YEAR        INCEPTION)  INCEPTION)
                                        ENDED       TO          TO
                                        DECEMBER    DECEMBER    DECEMBER
                                        31, 2002    31, 2001    31, 2002
                                        --------    ---------   ----------

 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                            $(18,525)   $  (1,322)  $ (19,847)
    Adjustments to reconcile net
      loss to net cash used in
      operating activities:
      Changes in operating assets
        and liabilities:
        Increase in accrued
          expenses                         7,595          842       8,437
        Increase in due to officer         1,035            -       1,035
                                        --------    ---------   ---------
        Net cash used in
          operating activities            (9,895)        (480)    (10,375)

 CASH USED IN INVESTING ACTIVITY,
    increase in restricted cash          (45,000)           -     (45,000)
                                        --------    ---------   ---------

 CASH PROVIDED BY FINANCING
    ACTIVITY, proceeds from the
    issuance of common stock              50,000        7,500      57,500
                                        --------    ---------   ---------

 INCREASE (DECREASE) IN CASH              (4,895)       7,020       2,125

 CASH, at beginning of period              7,020            -           -
                                        --------    ---------   ---------

 CASH, at end of period                 $  2,125    $   7,020   $   2,125
                                        ========    =========   =========

 SUPPLEMENTAL SCHEDULE OF NON-CASH
    FINANCING ACTIVITY:
    Expense accrued for offering costs $ 18,419    $  11,144   $  29,563
                                        ========    =========   =========

              See accompanying notes to these financial statements.

                               WENTWORTH II, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


1.   ORGANIZATION AND OPERATIONS AND GOING CONCERN:
     ---------------------------------------------

     Wentworth II, Inc. (the "Company") was incorporated in the State of Delaware on March 7, 2001 for the purpose of raising capital that is intended to be used in connection with a merger, acquisition or other business combination with an operating business. On October 9, 2001, the Company issued 150,000 shares of $.01 par value common stock for $.05 per share, a total of $7,500. During 2001, the Company filed a registration statement on Form SB-2, under SEC Rule 419, which was declared effective by the Securities and Exchange Commission on August 6, 2002. Under this registration statement on November 4, 2002, the Company sold 50,000 shares of $.01 par value common stock in a public offering for $1.00 per share for gross proceeds of $50,000. The Company incurred $29,563 in expenses of the offering.

     The Company is currently in the development stage. All activities of the Company to date relate to its formation, its public offering and subsequent public filings and to finding an acquisition target with which to consummate a business combination.

     The proceeds of the initial public offering as well as the related securities purchased have been placed in an escrow account where they will remain until the consummation of any business combination as required by the Securities and Exchange Commission Rule 419. The Company may withdraw only 10% of the funds as working capital in order to seek acquisition opportunities or for other corporate purposes. The remaining $45,000 has been shown as cash in escrow in the accompanying balance sheet.

     At the time the Company seeks stockholder approval of any potential merger, acquisition or other business combination, the Company will offer each of the initial investors the right, for a specific period of time, to reconfirm their investments and remain investors or, alternatively, to require the return of their funds, including interest if any, from the escrow account. Any investor not making a decision within the specific time period will automatically have their funds returned plus interest. The Company cannot consummate any business combination unless investors owning at least 80% of the funds reconfirm their investments.

     As a result of limited resources, the Company will, in all likelihood, have the ability to effect only a single business combination. Accordingly, the prospects for the Company's success will be entirely dependent upon the future performance of a single business. Furthermore, there is no assurance that the Company will be able to successfully execute a business combination. If the Company does not complete a merger, acquisition or other business combination meeting specified criteria within 18

                               WENTWORTH II, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


     months of the date of the initial public offering, the Company will return the $45,000 of funds in the escrow account, plus interest, if any.

     The financial instruments, which potentially subject the Company to concentration of credit risk, consist of cash. The Company maintains cash in an account with a financial institution in an amount which, at times, may be in excess of the FDIC insured limit. The Company has not experienced any losses on such account and does not believe it is exposed to any significant risk with respect to cash.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates by management. Actual results could differ from these estimates.

     The Company does not believe that any recently issued but not-yet-effective accounting standards will have a material effect on the Company's financial position, results of operations or cash flows.

2.   GOING CONCERN:
     -------------

     The Company has no revenue to date and has incurred operating losses of $19,847 since inception. Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. The Company has not identified any business combination and therefore, cannot ascertain with any degree of certainty the capital requirements for any particular transaction. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     ------------------------------------------

     Deferred Offering Costs - Deferred offering costs, which were being incurred in anticipation of the Company filing a Rule 419 registration statement, were deferred until the sale of common shares. On November 4, 2002, when the offering closed, these costs were charged to additional paid in capital.

     Income Taxes - The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences

                               WENTWORTH II, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


     of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized. The tax provision shown on the accompanying statement of operations is zero since the deferred tax asset generated from the net operating loss is offset in its entirety by a valuation allowance. State minimum taxes are expensed as incurred.

     Cash and Cash Equivalents, and Restricted Cash - Cash and cash equivalents, if any, include all highly liquid debt instruments with an original maturity of three months or less at the date of purchase. Restricted cash represents the proceeds of the Rule 419 common stock offering, which are limited as to their use pursuant to this Rule (see Note 1).

     Fair Value of Financial Instruments - Cash and current liabilities are recorded in the financial statements at cost, which approximates fair market value because of the short-term maturity of those instruments.

     Net Income (Loss) Per Share - Basic earnings per share (EPS) is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company currently has no dilutive securities and as such, basic and diluted earnings per share are the same for all periods presented.

     Comprehensive Income (Loss) - Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. During the year ended December 31, 2002 and for the period from March 7, 2001 (inception) to December 31, 2001, the Company's comprehensive loss was the same as its net loss.

4.   STOCKHOLDERS' EQUITY:
     --------------------

     The Company's Certificate of Incorporation authorizes the issuance of 50,000,000 shares of stock. They are divided into 10,000,000 shares of preferred stock and 40,000,000 shares of common stock. At December 31, 2002, none of the preferred stock has been issued. However, such preferred shares may later be issued in such series with whatever preferences as may be determined by the Board of Directors.

                               WENTWORTH II, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


     During the year ended December 31, 2002, the Company completed the sale of 50,000 shares of common stock at $1.00 in an initial public offering (IPO). Offering cost associated with IPO totaled $29,563. Prior to the IPO, the company sold 150,000 shares of common stock for $7,500 in a private placement. At December 31, 2002, 200,000 shares of the common stock have been issued. In addition, the Company will, in all likelihood, issue a substantial number of additional shares in connection with a merger, acquisition or business combination. To the extent that additional shares of common stock are issued, dilution to the interest of the Company's current stockholders will occur.

5.   INCOME TAXES:
     ------------

     The Company has a net operating loss carryforward of approximately $20,000 available to offset taxable income through the years 2021 and 2022.

     The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards and temporary differences, aggregating $7,371, against which the Company has recorded a full valuation allowance in recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived. The change in the valuation allowance for the period ended December 31, 2001 to December 31, 2002 is $6,922.


                                                December
                                                31, 2002
                                               ---------

       Start up costs                          $    123
       Net operating loss carryforwards           7,248
       Valuation allowance                       (7,371)
                                               --------

                                               $      -
                                               ========

                               WENTWORTH II, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


     The difference between income taxes computed at the statutory federal rate of 34% and the provision for income taxes relates to the following:

                                                Percent of
                                                  Pretax
                                                  Amount
                                                ----------

       Provision at federal statutory rate         34%

       Increase in valuation allowance             (34)
                                                   ---

                                                     0%
                                                   ====


6.   SUBSEQUENT EVENT:
     ----------------

     On February 6, 2003, the Wentworth board of directors unanimously approved a merger with Natural Golf, a privately held Illinois-based golf instruction company. Assuming all of the escrow holders elect to reconfirm their investment in us, management believes that the fair value of Natural Golf represents at least 80% of the offering proceeds of $50,000 realized from our offering. Natural Golf's management and board will assume significant majority control of the Company through a merger structure whereby Natural Golf will become a wholly-owned subsidiary of Wentworth. Wentworth will thereafter change its name to Natural Golf Corporation.

     Keating Investments, LLC ("KI"), a registered broker-dealer, will receive an investment banking fee payable by Natural Golf Corporation in connection with the proposed transaction. Timothy J. Keating, the son of Kevin R. Keating, the Company's President, is the Managing Member of, and holds approximately an 87% interest in, KI. There is currently no signed agreement between KI and the Company. However, KI has been engaged by and is representing Natural Golf Corporation as its investment banker. Given the limited cash resources of Wentworth II, management of the Company anticipates that any fees to be paid to KI will be paid either through the issuance of equity of Wentworth II or through the cash resources of Natural Golf, or a combination of both.