Form 10QSB
period 2003-03-31
WENTWORTH II INC
filed 2003-05-08
CIK 1161550

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended  March 31, 2003
                                         ------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from ________________ to ______________

         Commission file number 333-74952
                                ------------------

                               Wentworth II, Inc.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)

                                    Delaware
                               -------------------
         (State or other jurisdiction of incorporation or organization)

                                   84-1581779
                              ---------------------
                      (I.R.S. Employer Identification No.)

              650 South Cherry Street, Suite 420, Denver, CO 80246
                    (Address of principal executive offices)

                                 (303) 320-1870
                                 --------------
                           (Issuer's telephone number)

-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
         Yes [  ]  No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 200,000 as of March 31, 2003.

        --------------------------

      Transitional Small Business Disclosure Format (Check one): YES [ ] NO [X]

PART I - Financial Information

ITEM 1. Financial Statements

                                                             WENTWORTH II, INC.
                                                  (a development stage company)
                                                                Balance Sheets
                                                                    (unaudited)
===============================================================================



                                                     March 31, 2003              December 31, 2002
                                                   --------------------         ---------------------
ASSETS
     Current Assets
          Checking/Savings
              Money Market Access                  $             641            $           2,125
              Restricted Cash                                 45,000                       45,000
                                                   --------------------         ---------------------
          Total Checking/Savings                              45,641                       47,125
                                                   --------------------         ---------------------

     Total Current Assets                                      45,641                      47,125
                                                   --------------------         ---------------------

TOTAL ASSETS                                        $          45,641           $          47,125
                                                   ====================         =====================
LIABILITIES & EQUITY
          Accounts Payable                          $           5,550           $               -
          Accrued Expenses                                     35,500                      38,000
          Due to Officer                                        1,035                       1,035
                                                   --------------------         ---------------------
     Total Current Liabilities                                 42,085                      39,035
                                                   --------------------         ---------------------
TOTAL LIABILITIES                                   $         42,085            $          39,035
                                                   ====================         =====================
     Equity
          Additional Paid-in Capital                          25,937                       25,937
          Paid-in Capital/Common Stock                         2,000                        2,000
          Retained Earnings                                  (19,847)                      (1,322)
          Net Income                                          (4,534)                     (18,525)
                                                   --------------------         ---------------------
     Total Equity                                              3,556                        8,090
                                                   --------------------         ---------------------

TOTAL LIABILITIES & EQUITY                          $          45,641           $          47,125
                                                   ====================         =====================


                                                             WENTWORTH II, INC.
                                                   (a development stage company)
                                                         Statement of Operations
                                                                     (unaudited)
===============================================================================

                                                                                  Period from March 7,
                                                      Three-month                    2001 (date of
                                                     period ended               inception) to March 31,
                                                    March 31, 2003                        2003
                                                   ------------------           -------------------------
    Ordinary Income/Expense
         Expense
             Bank Service Charges                   $            30              $             110
             Interest Expense                                     -                             35
             Licenses and Permits                                 -                            163
             Printing and Reproduction                            -                          1,018
             Professional Fees
                  Accounting Fees                             1,650                          6,309
                  Edgar Filing Services                           -                            387
                  Escrow Agent                                    -                            250
                  Legal Fees                                      -                         11,182
                  Registered Agent                              210                            485
                  Transfer Agent                                245                          1,245
                                                   ------------------           -------------------------
             Total Operating Expenses                         2,135                         21,184


             Taxes                                            2,400                          3,242
                                                   ------------------           -------------------------
         Total Expense                                        4,535                         24,426
                                                   ------------------           -------------------------

    Net Ordinary Income                             $        (4,535)            $          (24,426)
                                                   ------------------           -------------------------
    Other Income/Expense
         Other Income
             Interest Income                        $          0.47             $               45
                                                   ------------------           -------------------------
         Total Other Income                                    0.47                             45
                                                   ------------------           -------------------------


    Net Other Income                                $          0.47             $               45
                                                   ------------------           -------------------------

Net Loss                                            $        (4,534)            $          (24,381)
                                                   ==================           =========================

Net Loss Per Common Share                           $         (0.02)
                                                   ==================

Weighted-Average Number of Shares
    Outstanding                                             200,000
                                                   ==================

                                       3

                                                             WENTWORTH II, INC.
                                                  (a development stage company)
                                                       Statement of Cash Flows
                                                                    (unaudited)
===============================================================================


                                                                                      Period from
                                                                                     March 7, 2001
                                                                  Three-month          (date of
                                                                  period ended       inception) to
                                                                 March 31, 2003     March 31, 2003
                                                                -----------------  ------------------
              OPERATING ACTIVITIES
            Net Income                                           $      (4,534)     $       (24,381)
            Adjustments to reconcile Net Income
            to net cash provided by operations:
                   Accounts Payable                                      5,550                5,550
                   Accrued Expenses                                     (2,500)               5,937
                   Due to Officer                                            -                1,035
                                                                -----------------  ------------------
        Net cash provided by Operating Activities                       (1,484)             (11,859)
                                                                -----------------  ------------------

        INVESTING ACTIVITIES
            Increase in restricted cash                                      -              (45,000)
                                                                -----------------  ------------------

        FINANCING ACTIVITIES
            Proceeds from issuance of Common Stock                           -               57,500
                                                                -----------------  ------------------
        Net cash provided by Financing Activities                            -               57,500
                                                                -----------------  ------------------
    Net cash increase for period                                         (1,484)                641
                                                                -----------------  ------------------
    Cash at beginning of period                                        2,125.00                   -
                                                                -----------------  ------------------
Cash at end of period                                            $          641     $           641
                                                                =================  ==================





        SUPPLEMENTAL SCHEDULE OF NON-CASH
        FINANCING ACTIVITIES
            Expense accrued for offering costs                  $             -     $        29,563
                                                                =================  ==================


                               Wentworth II, Inc.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2003
                                   (unaudited)

1. FORMATION OF COMPANY

         Wentworth II, Inc. (the "Company" or "Wentworth") was incorporated in the state of Delaware on March 7, 2001. It intends to serve as a vehicle to effect a business combination with a target business that the Company believes will have significant growth potential. The Company intends to utilize the net proceeds of its initial public offering, equity securities, debt securities, bank and other borrowings or a combination thereof in effecting a business combination.

         On February 6, 2003, the Company entered into a merger agreement to acquire Natural Golf, a privately held Illinois held company that is in the golf instructional business.

2. BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the full fiscal year ended December 31, 2003.

         These statements should be read in conjunction with the financial statements and related notes included in Form 10-KSB for Wentworth II, Inc. for the year ended December 31, 2002, as the notes to these interim financial statements omit certain information required for complete financial statements.

3. INITIAL PUBLIC OFFERING

         A significant portion of the Company's funds were raised in a securities offering pursuant to a registration statement on Form SB-2, as filed with the Securities and Exchange Commission on July 22, 2002, and declared effective as of August 6, 2002 (the "Offering"). In the Offering the Company sold 50,000 shares of Common Stock at $1.00 per share. The Offering closed on November 4, 2002. The net proceeds of the Offering, $45,000, after the deduction of $5,000 in permitted expenses, are currently held in an escrow account in accordance with Rule 419(b) of the Securities Act of 1933, as amended, and Rule 15c2-4 of the Securities Exchange Act of 1934. KeyBank will hold the proceeds and the stock certificates pursuant to Rule 419 until the approval of a business combination by the shareholders of the Company. If the shareholders have not approved a business combination by February 6, 2004, the remaining proceeds from the offering will be promptly returned to the shareholders and the stock certificates will be canceled.

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

Plan of Operation

         We were organized as a vehicle to seek, investigate and, if such investigation warrants, acquire a target company or business (such acquisition, or other merger or combination with such a target company or business, a "Business Combination") that primarily desires to seek the perceived advantages of a publicly-held corporation. Our principal business objective is to seek long-term growth potential through the acquisition of a business rather than immediate, short-term earnings. Our search for a target company is not restricted to any specific business, industry or geographical location.

         We do not currently engage in any business activities that provide cash flow. A significant portion of our funds were raised in our securities offering (the "Offering") pursuant to our amended registration statement on Form SB-2 (file number 333-74952), as filed with the Securities and Exchange Commission on July 22, 2002, and declared effective as of August 6, 2002 (the "Registration Statement"). In the Offering we sold 50,000 shares of Common Stock at $1.00 per share. The Offering closed on November 4, 2002. The net proceeds of the Offering, $45,000, after the deduction of $5,000 in permitted expenses, are currently held in an escrow account in accordance with Rule 419(b) of the Securities Act of 1933, as amended, and Rule 15c2-4 of the Securities Exchange Act of 1934. The costs of identifying, investigating and analyzing Business Combinations will be paid with money in our treasury. Our stockholders will not have the opportunity to participate in any of these decisions. We are sometimes referred to as a "blank check" company because investors have entrusted their investment monies to our management without having a chance to analyze the ultimate use to which their money may be put. Although substantially all of the net proceeds, if any, of our Offering are intended to be utilized generally to effect a Business Combination and to pay expenses and fees related thereto, the net proceeds are not otherwise designated for any specific purposes. Investors will have an opportunity to evaluate the specific merits or risks of only the Business Combination in which our management decides to enter.

         Our management anticipates that it will likely be able to effect only one Business Combination, due primarily to the limited proceeds of our Offering, and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest in the Company to a target business in order to achieve a tax free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

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

         On February 6, 2003, the Wentworth board of directors unanimously approved a merger with Natural Golf, a privately held Illinois-based golf instruction company. We believe that the fair value of Natural Golf represents at least 80% of the proceeds of $50,000 realized from our Offering. Natural Golf's management and board will assume significant majority control of the Company through a merger structure whereby Natural Golf will become a wholly-owned subsidiary of Wentworth. Wentworth will thereafter change its name to Natural Golf Corporation.

         On March 26, 2003, Wentworth filed a post-effective amendment to its registration statement on Form SB-2 (file number 333-74952), as filed with the Securities and Exchange Commission on July 22, 2002, and declared effective as of August 6, 2002 (the "Registration Statement"), with respect to a proposed merger with Natural Golf.

         Keating Investments, LLC ("KI"), a registered broker-dealer, will receive an investment banking fee payable by Natural Golf Corporation in connection with the proposed transaction. Timothy J. Keating, the son of Kevin
R. Keating, the Company's President, is the Managing Member of, and holds approximately an 87% interest in, KI. There is currently no signed fee agreement between KI and the Company. However, KI has been engaged by and is representing Natural Golf Corporation as its investment banker. Management of the Company anticipates that any fees to be paid to KI will be paid through the issuance of equity in the merged companies or through the cash resources of Natural Golf, or a combination of both.

Critical Accounting Estimate
----------------------------

         We have recorded a full valuation allowance against our deferred tax asset at March 31, 2003. This valuation allowance was recorded by the Company in recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived.

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

         We do not intend to advertise or promote ourselves to potential target businesses. We intend to retain certain entities to act as "finders" to identify and analyze the merits of potential target businesses. Apart from retaining of finders to locate target companies, we are not presently considering hiring any individual as a consultant. However, we cannot rule out the need for outside consultants in the future. We have not made any decision regarding payment of these consultants, if any are hired. It is likely that any finders will be compensated through a payment consisting solely of stock. Any compensation paid to a finder will be in accordance and comply with all federal and state securities laws.

         Under Rule 419 of the Securities Act of 1933, as amended, we cannot acquire a target business unless its fair value represents 80% of the proceeds of our Offering. In addition, the Colorado Securities Act requires, among other things, that the proceeds of our Offering not be removed from the escrow account in which they are currently held until 50% of the gross proceeds of the Offering are committed to one or more specific lines of business. To determine the fair market value of a target business, our management may examine the financial statements, including balance sheets and statements of operations, cash flow and stockholders' equity, of any candidate, focusing attention on its assets, liabilities, revenue and net worth taking into account the business' business plan, opportunity for growth and other measures generally used to evaluate businesses. In addition, our management will participate in a personal inspection of any potential target business. If we determine that the financial statements and other information of a proposed target business do not clearly indicate that its fair value represents 80% of the Offering proceeds, we will obtain an opinion from an investment banking firm which is a member of the
National Association of Securities Dealers, Inc. with respect to the satisfaction of such criteria.

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

         We anticipate that the selection of a Business Combination will be complex. Because of general economic conditions, rapid technological advances being made in some industries, shortages of available private capital and the current inability of most private companies to go public through more traditional underwritten public offerings, our management believes that there are numerous firms seeking the benefits of becoming a publicly traded corporation through a Business Combination. . Such perceived benefits of becoming a publicly traded corporation may include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all stockholders and other benefits. Potentially available Business Combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

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

         At present, the sole finder of Business Combinations for Wentworth is Keating Investments, LLC, a California limited liability company and a registered broker-dealer ("KI"). While we will consider other finders, because of, among other factors, our lack of funds, it is unlikely that other finders will contact us. Timothy J. Keating, the son of our President, Kevin R. Keating, is Managing Member of, and holds approximately an 87% interest in, KI. Any finder utilized by us will be a registered broker-dealer, or exempt from such registration in connection with it activities related to us, in accordance with the requirements of the Securities and Exchange Commission.

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

         In the event our funds are not sufficient to enable us to successfully fund a Business Combination, we may seek additional financing. At this time, we believe that our funds will be sufficient for such purpose and therefore do not expect to issue any additional securities before the consummation of a Business Combination. However, we may issue additional securities, incur debt or procure other types of financing if needed. We have not entered into any agreements, plans or proposals for such financing and at present have no plans to do so. We will not use escrowed funds from our Offering as collateral or security for any loan or debt incurred. Further, the escrowed funds will not be used to pay back any loan or debts incurred by us. If we require additional financing, there is no guarantee that such financing will be available to us, or if available, that such financing will be on terms acceptable to us.

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

         We will not purchase the assets of any company of which a majority of the outstanding capital stock is beneficially owned by one or more or our officers, directors, promoters or affiliates or associates. Furthermore, we intend to adopt a procedure whereby a special meeting of our stockholders will be called to vote upon a Business Combination with an affiliated entity, and stockholders who also hold securities of such affiliated entity will be required to vote their shares of stock in the same proportion as our publicly-held shares are voted.

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


Item 3.  Controls and Procedures

Evaluation of disclosure controls and procedures.
-------------------------------------------------

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

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits required by Item 601 of Regulation S-B.

          Exhibit No.      Description
       *  3.1              Certificate of Incorporation, as filed with the
                           Delaware Secretary of State  on March 7, 2001
       *  3.2              By-Laws
      **  10.1             Escrow Agreement, by and among the Company, its
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

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                         Wentworth II, Inc.
                                         Registrant

         Date:  May 8, 2003              /s/ Kevin R. Keating
                                         ------------------------------------
                                         By: Kevin R. Keating
                                             Chairman of the Board & President

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



                                          Wentworth II, Inc.
                                          Registrant

         Date:  May 8, 2003               /s/ Kevin R. Keating
                                          ------------------------------------
                                          By: Kevin R. Keating
                                              Chairman of the Board & President

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





                                            Wentworth II, Inc.
                                            Registrant

         Date:  May 8, 2003                 /s/ Kevin R. Keating
                                            -----------------------------------
                                            By: Kevin R. Keating
                                            Chairman of the Board & President