Form 10QSB
period 2003-06-30
WENTWORTH II INC
filed 2003-08-13
CIK 1161550

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended  June 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from _______________________ to _____________

         Commission file number 333-74952
                                ---------------------

                               Wentworth II, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                    Delaware
--------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   84-1581779
--------------------------------------------------------------------------------
                      (I.R.S. Employer Identification No.)

              650 South Cherry Street, Suite 420, Denver, CO 80246
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (303) 320-1870
--------------------------------------------------------------------------------
                          (Issuer's telephone number)


--------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)


          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
         Yes [  ]  No [  ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 200,000 as of June 30, 2003.

         Transitional  Small Business  Disclosure Format (Check one):
YES [ ] NO [X]

PART I - Financial Information

ITEM 1. Financial Statements

                                                              WENTWORTH II, INC.
                                                   (a development stage company)

                                                                  Balance Sheets
                                                                     (unaudited)
================================================================================



                                                 June 30, 2003       December 31, 2002
                                                 -------------       -----------------
ASSETS
     Current Assets
          Checking/Savings
              Money Market Access                   $    336             $  2,125
              Restricted Cash                         45,000               45,000
                                                    --------             --------
          Total Checking/Savings                      45,336               47,125
                                                    --------             --------
     Total Current Assets                             45,336               47,125
                                                    --------             --------
TOTAL ASSETS                                        $ 45,336             $ 47,125
                                                    ========             ========
LIABILITIES & EQUITY
          Accounts Payable                          $  7,510             $     --
          Accrued Expenses                            35,500               38,000
          Due to Officer                               1,035                1,035
                                                    --------             --------
     Total Current Liabilities                        44,045               39,035
                                                    --------             --------
TOTAL LIABILITIES                                   $ 44,045             $ 39,035
                                                    ========             ========
     Equity
          Additional Paid-in Capital                  25,937               25,937
          Paid-in Capital/Common Stock                 2,000                2,000
          Accumulated Deficit During the
          Development Stage                          (26,646)             (19,847)
     Total Equity                                      1,291                8,090
                                                    --------             --------
TOTAL LIABILITIES & EQUITY                          $ 45,336             $ 47,125
                                                    ========             ========

                                                              WENTWORTH II, INC.
                                                   (a development stage company)

                                                         Statement of Operations
                                                                     (unaudited)
================================================================================

                                                    Three-month     Three-month       Six month       Six month          Period from
                                                   period ended    period ended    period ended    period ended        March 7, 2001
                                                  June 30, 2003   June 30, 2002   June 30, 2003   June 30, 2002  (date of inception)
                                                                                                                    to June 30, 2003
Ordinary Income/Expense
   Expense
               Bank Service Charges                   $      20       $      20       $      50       $      20       $     131
               Interest Expense                              --              --              --              --       $      35
               Licenses and Permits                          --              --              --              --       $     163
               Printing and Reproduction                     --              --              --              --       $   1,018
               Professional Fees
                           Accounting Fees            $   1,960              --       $   3,610       $   1,099       $   8,269
                           Edgar Filing Services             --              --              --              --       $     387
                           Escrow Agent                      --       $     250              --       $     250       $     250
                           Legal Fees                        --              --              --              --       $  11,182
                           Registered Agent                  --              --       $     210       $     275       $     485
                           Transfer Agent             $     285       $     500       $     530       $     500       $   1,530
               Total Operating Expenses               $   2,265       $     770       $   4,400       $   2,144       $  23,450
               Taxes                                         --              --       $   2,400              --       $   3,242
   Total Expense                                      $   2,265       $     770       $   6,800       $   2,144       $  26,692

Net Ordinary Income                                     ($2,265)          ($770)        ($6,800)        ($2,144)       ($26,692)

Other Income/Expense
   Other Income
   Interest Income                                           --       $       5       $       1       $      23       $      46
   Total Other Income                                        --       $       5       $       1       $      23       $      46

   Net Other Income                                          --       $       5       $       1       $      23       $      46

Net Loss                                                ($2,265)          ($765)        ($6,799)        ($2,121)       ($26,646)

Net Loss Per Common Share                             $   (0.01)      $   (0.01)      $   (0.03)      $   (0.01)

Weighted-Average Number of Shares Outstanding           200,000         150,000         200,000         150,000

                                                              WENTWORTH II, INC.
                                                   (a development stage company)

                                                         Statement of Cash Flows
                                                                     (unaudited)
================================================================================

                                                               Six Month           Six Month          Period from
                                                            period ended        period ended        March 7, 2001
                                                           June 30, 2003       June 30, 2002  (date of inception)
                                                                                                 to June 30, 2003
OPERATING ACTIVITIES
              Net Income                                         (6,799)             (2,121)            (26,646)
              Adjustments to reconcile Net Income
              to net cash provided by operations:
                          Accounts Payable                        7,510               4,690               7,510
                          Accrued Expenses                       (2,500)             13,032               5,937
                          Due to Officer                             --               1,000               1,035
Net cash provided by Operating Activities                        (1,789)             16,601             (12,164)

INVESTING ACTIVITIES
              Increase in restricted cash                            --                  --             (45,000)
              Deferred offering costs                                --             (23,369)                 --
Net cash provided by Investing Activities                            --             (23,369)                 --

FINANCING ACTIVITIES
              Proceeds from issuance of Common Stock                 --                  --              57,500
Net cash provided by Financing Activities                            --                  --              57,500

Net cash increase for period                                     (1,789)             (6,768)                336

Cash at beginning of period                                       2,125               7,020                  --
Cash at end of period                                               336                 252                 336


SUPPLEMENTAL SCHEDULE OF NON-CASH
FINANCING ACTIVITIES
              Expense accrued for offering costs                     --                  --              29,563

                               Wentworth II, Inc.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2003
                                   (unaudited)

1. FORMATION OF COMPANY

         Wentworth II, Inc. (the "Company" or "Wentworth") was incorporated in the state of Delaware on March 7, 2001. It intends to serve as a vehicle to effect a business combination with a target business that the Company believes will have significant growth potential. The Company intends to utilize the net proceeds of its initial public offering, equity securities, debt securities, bank and other borrowings or a combination thereof in effecting a business combination. The Company is a development stage enterprise as it has had no revenues from inception. Its only activity has been raising cash in a public offering and seeking potential opportunities for merger.

         On February 6, 2003, the Company entered into a merger agreement to acquire Natural Golf, a privately held Illinois held company that is in the golf instructional business. This merger was terminated in July 2003 by mutual consent.

2. BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the full fiscal year ended December 31, 2003.

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

         On July 30,  2003,  the  Company's  Agreement  and Plan of Merger  with
Natural Golf was terminated pursuant to a Termination Agreement, incorporated herein by reference.

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

Subsequent Event
----------------

         On July 30,  2003,  the  Company's  Agreement  and Plan of Merger  with
Natural Golf was terminated pursuant to a Termination Agreement, incorporated herein by reference.


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

              Exhibit No.   Description

              * 3.1 Certificate of Incorporation, as filed with the Delaware Secretary of State on March 7, 2001

              * 3.2         By-Laws

             ** 10.1 Escrow Agreement, by and among the Company, its escrow agent and the administrator, dated as of June 11, 2002

              99.1 Certification of the Company's Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

              99.2 Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                            Termination Agreement by and among Natural Golf Corporation, an Illinois Corporation, Wentworth II, Inc., a Delaware corporation and Natural Golf Acquisition Corp., a Delaware corporation.


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

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                     Wentworth II, Inc.
                                     Registrant

Date:  July ___, 2003                /s/ Kevin R. Keating
                                     ------------------------------------
                                     By: Kevin R. Keating
                                         Chairman of the Board & President

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



                                          Wentworth II, Inc.
                                          Registrant

         Date:  July ___, 2003            /s/ Kevin R. Keating
                                          ------------------------------------
                                          By: Kevin R. Keating
                                              Chairman of the Board & President

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





                                             Wentworth II, Inc.
                                             Registrant

         Date:  July ___, 2003               /s/ Kevin R. Keating
                                             ----------------------------------
                                             By: Kevin R. Keating
                                             Chairman of the Board & President