Form 10QSB
period 2006-06-30
WENTWORTH II INC
filed 2006-08-14
CIK 1161550

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-51494

Wentworth II, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	84-1581779
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

936A Beachland Blvd., Suite 13
Vero Beach, FL	32963
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (772) 231-7544

No change
(Former name, former address and former
fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 600,000 shares of Common Stock, par value $ .01 per share, outstanding as of August 11, 2006.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

WENTWORTH II, INC.

- INDEX -

 Page
PART I - FINANCIAL INFORMATION:

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Statements made in this Form 10-QSB (the "Quarterly Report") that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements often can be identified by the use of terms such as "may", "will", "expect", "believe", "anticipate", "estimate", "approximate", or "continue", or the negative thereof. Wentworth II, Inc. (the "Company") intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital and unexpected costs. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

WENTWORTH II, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS

Current Assets
Cash	$3,823	$533
Prepaid expenses	12,500	-

Total Current Assets	16,323	533

Total Assets	$16,323	$533

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$187	$-
Notes payable and accrued interest due to
related parties	33,855	1,035

Total Current Liabilities	34,042	1,035

Stockholders' Deficit
Preferred stock undesignated; $0.01 par value,
10,000,000 shares authorized, no shares issued
or outstanding	-	-
Common stock; $0.01 par value, 40,000,000
shares authorized, 600,000 shares issued and
outstanding	6,000	1,500
Additional paid in capital	24,000	6,000
Deficit accumulated during the development stage	(47,719)	(8,002)

Total Stockholders' Deficit	(17,719)	(502)

Total Liabilities and Stockholders' Deficit	$16,323	$533

The accompanying notes are an integral part of the financial statements.

WENTWORTH II, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS
(unaudited)

							March 7, 2001
	Three Months			Six Months			(Inception)
	Ended June 30,			Ended June 30,			Through
	2006	2005		2006	2005		June 30, 2006

Revenue	$-		$-	$-		$-	$-

Operating Expenses:

General and administrative expense	27,234		229	39,624		376	92,654

Loss from operations	(27,234)		(229)	(39,624)		(376)	(92,654)

Other Income (Expense):

Interest income	-		-	-		-	356
Other income	-		-	-		-	45,000
Interest expense	(78)		-	(92)		-	(421)

Net loss	$(27,312)		$(229)	$(39,716)		$(376)	$(47,719)

Net loss per share:
Basic and diluted	$(0.07)	$	(NIL )	$(0.15)	$	(NIL )	$(0.28)

Weighted average number of
shares outstanding,
basic and diluted	392,308		150,000	271,823		150,000	172,231

The accompanying notes are an integral part of the financial statements.

WENTWORTH II, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(unaudited)

			March 7, 2001
	For the Six Months		(Inception) to
	Ended June 30,		June 30,
	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(39,716)	$(376)	$(47,719)
Adjustments to reconcile net loss to net
cash used in operating activities:
Common stock issued for services	22,500	-	22,500
Changes in operating assets and liabilities:
Prepaid expenses	(12,500)	-	(12,500)
Accounts payable	187	-	187
Accrued interest due to related parties	91	-	127

Net cash used in operating activities	(29,438)	(376)	(37,405)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash flows from investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable to related parties	32,728	-	33,728
Proceeds from the issuance of common stock	-	-	57,500
Cancellation of common stock	-	-	(50,000)

Net cash flows from financing activities	32,728	-	41,228

Net increase (decrease) in cash	3,290	(376)	3,823

Cash and cash equivalents,
beginning of period	533	918	-

Cash and cash equivalents,
end of period	$3,823	$542	$3,823

SUPPLEMENTAL INFORMATION

Cash paid for interest expense	$-	$-	$293

The accompanying notes are an integral part of the financial statements.

WENTWORTH II, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
Six Months Ended June 30, 2006
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Wentworth II, Inc. (the "Company") are presented in accordance with the requirements for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to fairly present the financial position, results of operations, and cash flows of the Company on a consistent basis, have been made.

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the years ending December 31, 2005 and 2004. Operating results for the three months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The Company recommends that the accompanying financial statements for the interim period be read in conjunction with the financial statements and notes for the years ending December 31, 2005 and 2004.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates by management. Actual results could differ from these estimates.

Income Taxes - The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized. The tax provision shown on the accompanying statement of operations is zero since the deferred tax asset generated from the net operating loss is offset in its entirety by a valuation allowance. State minimum taxes are expensed as incurred.

Cash and Cash Equivalents, and Restricted Cash - Cash and cash equivalents, if any, include all highly liquid instruments with an original maturity of three months or less at the date of purchase.

Fair Value of Financial Instruments - Cash and current liabilities are recorded in the financial statements at cost, which approximates fair market value because of the short-term maturity of those instruments.

WENTWORTH II, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION (continued)

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

Comprehensive Income (Loss) - Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the six months ended June 30, 2006 and 2005 and for the period from March 7, 2001 (inception) to June 30, 2006, the Company’s comprehensive loss was the same as its net loss.

Stock-Based Compensation - Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, using the modified prospective application transition method. Under this transition approach, the fair value method is used to recognize compensation cost for the unvested portion of awards granted, modified, or settled in fiscal years beginning the effective date, which remain unvested, as well as for new awards. Since its inception, the Company has not granted any stock-based compensation awards to its employees. As there were no unvested stock-based awards outstanding as of January 1, 2006, the adoption of SFAS 123(R) did not have an impact on the Company’s financial position or results of operations. There were no stock-based awards issued during the three and six months ended June 30, 2006 and 2005, respectively.

Recently Issued Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinion No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of 2006.

WENTWORTH II, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION (continued)

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments ( SFAS No. 155 ), which amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ( SFAS No. 133 ) and Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ( SFAS No. 140 ). SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets ( SFAS No. 156 ), which amends FASB Statement No. 140 ( SFAS No. 140 ). SFAS 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007, for calendar year-end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting. Specifically, the FASB said FAS No. 156 permits a server using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value.

The adoption of these new Statements is not expected to have a material effect on the Company’s current financial position, results of operations, or cash flows.

WENTWORTH II, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE 2 - RELATED PARTY TRANSACTIONS

During 2002, the Company borrowed a total of $1,000 from Kevin R. Keating, the Company’s sole officer and director, under an unsecured promissory note bearing interest at 6% per annum, with principal and interest due and payable upon the approval of a Wentworth II, Inc. merger or acquisition by both the Securities and Exchange Commission and Wentworth II, Inc. shareholders.

In May of 2006, the Company borrowed $12,500 from Keating Investments, LLC (“Keating Investments”) under an unsecured promissory note bearing interest at 6% per annum, with principal and interest due and payable upon the approval of a Wentworth II, Inc. merger or acquisition by both the Securities and Exchange Commission and Wentworth II, Inc. shareholders. Kevin R. Keating, the Company’s sole officer and director, is the father of the managing member of Keating Investments.

In June of 2006, the Company borrowed $20,228 from Vero Management, LLC (“Vero”) under an unsecured promissory note bearing interest at 6% per annum, with principal and interest due and payable upon the approval of a Wentworth II, Inc. merger or acquisition by both the Securities and Exchange Commission and Wentworth II, Inc. shareholders. Kevin R. Keating, the Company’s sole officer and director, is also the manager of Vero.

The Company recognized interest expense of $78 and $92 in relation to outstanding notes payable to related parties for the three and six months ended June 30, 2006, respectively.

NOTE 3 - STOCKHOLDERS’ EQUITY

In May of 2006, the Company issued 450,000 shares of Common Stock to five shareholders, all of whom are considered related parties to the Company’s sole officer and director, as compensation for services rendered to the Company valued at $22,500, or $0.05 per share.

As of June 30, 2006, there were 600,000 shares of common stock outstanding and no shares of preferred stock outstanding.

There were no outstanding options or warrants at June 30, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Results of Operations

For the three months ended June 30, 2006 the Company had no activities that produced revenues from operations.

For the three months ending June 30, 2006, the Company had a net loss of $(27,312), as compared with a net loss of $(229) for the corresponding period of 2005. For the six month periods ending June 30, 2006 and 2005, the Company had a net loss of $(39,716) and $(376), respectively. During the six month period ending June 30, 2006, the Company incurred $39,624 of general and administrative expenses, primarily for professional fees related to the filing of Form 10-SB.

Liquidity and Capital Resources

The Company’s total assets as of June 30, 2006 are $16,323, which is comprised of $3,823 of cash and $12,500 of prepaid expenses. The Company’s current liabilities are $34,042. The Company’s outstanding debt consists of notes payable to related parties. In addition, the Company has accounts payable to accounting consultants.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

	Six months ended June 30,
	2006	2005

Operating activities	$(29,438)	$(376)
Investing activities	-	-
Financing activities	$32,728	-

Net effect on cash	$3,290	$(376)

Plan of Operations

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury.

During the next twelve months we anticipate incurring costs related to:

(i) filing of Exchange Act reports, and
(ii) costs relating to consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Kevin R. Keating, our sole officer and director, has not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us [other than Natural Golf]. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Item 3. Controls and Procedures.

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there was a deficiency in the Company’s disclosure controls and procedures relating to the reporting and disclosure of shares of common stock issued for services rendered during the quarter ended June 30, 2006. This deficiency was communicated to the Company’s independent registered public accountants. The Company determined that this deficiency did not result in any omission of disclosures in, or misstatements to, the Company’s financial statements for any prior periods or for the quarter ended June 30, 2006. The Company also performed additional procedures in completing these financial statements for the quarter ended June 30, 2006 to ensure that the amounts and disclosures included were fairly presented in all material respects in accordance with GAAP.

Subsequent to the identification of the deficiency in the Company’s disclosure controls and procedures as described above, the Company performed and implemented a variety of additional procedures, including utilizing the services of a certified public accountant to serve in a review capacity on an ongoing basis, in order to remediate the above described deficiency. As a result of the implementation of these additional procedures, the Company believes that its disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Other than as described above, there was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings. To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description
*3.1	Certificate of Incorporation

*3.2	By-laws

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on June 9, 2006, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

WENTWORTH II, INC.

Date: August 11, 2006	By:	/s/ Kevin R. Keating
Name: Kevin R. Keating
Title: President