Form 10QSB
period 2006-09-30
WENTWORTH II INC
filed 2006-11-09
CIK 1161550

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 540,000 shares of common stock, par value $.01 per share, outstanding as of November 8, 2006.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

WENTWORTH II, INC.

- INDEX -

Page
PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements	1

Balance Sheets, September 30, 2006 (unaudited) and December 31, 2005	2

Statements of Operations for the Three and Nine Months	3
Ended September 30, 2006 and 2005 (unaudited), and for the Period from Inception (March 7, 2001) through September 30, 2006 (unaudited)

Statements of Cash Flows for the Nine Months Ended September 30, 2006	4
and 2005 (unaudited), and for the Period from Inception (March 7, 2001)
through September 30, 2006 (unaudited)

Notes to Financial Statements for the Nine Months Ended September 30, 2006	5

Item 2. Management's Discussion and Analysis of Financial Condition	10
and Results of Operations

Item 3. Controls and Procedures	12

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3. Defaults Upon Senior Securities	12

Item 4. Submission of Matters to a Vote of Security Holders	12

Item 5. Other Information	12

Item 6. Exhibits	12

Signatures	13

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

WENTWORTH II, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30, December 31,
	2006	2005
	(unaudited)
ASSETS

Current Assets
Cash	$2,714	$533

Total Current Assets	2,714	533

Total Assets	$2,714	$533

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$4,235	$-
Accrued expenses	4,559	-
Notes payable and accrued interest due to
related parties	40,435	1,035

Total Current Liabilities	49,229	1,035

Stockholders' Deficit
Preferred stock undesignated; $0.01 par value,
10,000,000 shares authorized, no shares issued
or outstanding	-	-
Common stock; $0.01 par value, 40,000,000
shares authorized, 540,000 and 150,000 shares issued
and outstanding, respectively	6,000	1,500
Treasury stock at par value; 60,000 and 0 shares, respectively	(600)	-
Additional paid in capital	24,600	6,000
Deficit accumulated during the development stage	(76,515)	(8,002)

Total Stockholders' Deficit	(46,515)	(502)

Total Liabilities and Stockholders' Deficit	$2,714	$533

The accompanying notes are an integral part of the financial statements.

WENTWORTH II, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,			March 7, 2001 (Inception) Through September 30,
	2006	2005		2006	2005		2006

Revenue	$-		$-	$-		$-	$-

Operating Expenses:

General and administrative expenses	28,238		9	67,863		385	120,893

Loss from operations	(28,238)		(9)	(67,863)		(385)	(120,893)

Other Income (Expense):

Interest income	-		-	-		-	356
Other income	-		-	-		-	45,000
Interest expense	(558)		-	(650)		-	(978)

Net loss	$(28,796)		$(9)	$(68,513)		$(385)	$(76,515)

Net loss per share:
Basic and diluted	$(0.05)	$	(NIL )	$(0.18)	$	(NIL )

Weighted average number of
shares outstanding,
basic and diluted	597,391		150,000	381,538		150,000

The accompanying notes are an integral part of the financial statements.

WENTWORTH II, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended September 30,		March 7, 2001 (Inception) to September 30,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(68,513)	$(385)	$(76,515)
Adjustments to reconcile net loss to net
cash used in operating activities:
Common stock issued for services	22,500	-	22,500
Changes in operating assets and liabilities:
Accounts payable	4,235	-	4,235
Accrued expenses	4,559	-	4,559
Accrued interest due to related parties	650	-	685
Net cash used in operating activities	(36,569)	(385)	(44,536)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable to related parties	38,750	-	39,750
Proceeds from issuance of common stock	-	-	57,500
Cancellation of common stock	-	-	(50,000)
Net cash flows from financing activities	38,750	-	47,250
Net increase (decrease) in cash	2,181	(385)	2,714
Cash and cash equivalents,
beginning of period	533	918	-
Cash and cash equivalents,
end of period	$2,714	$533	$2,714
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-	$293
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Receipt of common stock for no consideration	$600	$-	$-

The accompanying notes are an integral part of the financial statements.

WENTWORTH II, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Wentworth II, Inc. (the "Company") are presented in accordance with the requirements for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to fairly present the financial position, results of operations, and cash flows of the Company on a consistent basis, have been made.

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the years ending December 31, 2005 and 2004. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The Company recommends that the accompanying financial statements for the interim period be read in conjunction with the financial statements and notes for the years ending December 31, 2005 and 2004.

Use of Estimates - The preparation of financial statements in conformity with accounting  principles generally accepted in the United States of America requires management to make  estimates and assumptions that affect the reported amounts of assets and liabilities and  disclosure of contingent assets and liabilities as well as the reported amounts of revenues and  expenses. Actual results could differ from these estimates.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”), which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized. The tax provision shown on the accompanying statement of operations is zero since the deferred tax asset generated from the net operating loss is offset in its entirety by a valuation allowance. State minimum taxes are expensed as incurred.

Cash and Cash Equivalents - Cash and cash equivalents, if any, include all highly liquid instruments with an original maturity of three months or less at the date of purchase.

Fair Value of Financial Instruments - The Company's financial instruments include cash  equivalents, accounts payable, accrued expenses, and notes payable to related parties. The  carrying amounts of financial instruments approximate fair value due to their short maturities.

WENTWORTH II, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
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

Comprehensive Income (Loss) - Comprehensive income (loss) is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the three and nine months ended September 30, 2006 and 2005 and for the period from March 7, 2001 (inception) to September 30, 2006, the Company’s comprehensive loss was the same as its net loss.

Stock-Based Compensation - Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified prospective application transition method. Under this transition approach, the fair value method is used to recognize compensation cost for the unvested portion of awards granted, modified, or settled in fiscal years beginning the effective date, which remain unvested, as well as for new awards. Since its inception, the Company has not granted any stock-based compensation awards to its employees. As there were no unvested stock-based awards outstanding as of January 1, 2006, the adoption of SFAS 123(R) did not have an impact on the Company’s financial position or results of operations. There were no stock-based awards issued during the three and nine months ended September 30, 2006 and 2005, respectively.

Recently Issued Accounting Pronouncements - In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”), which amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives.

WENTWORTH II, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION (continued)

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”), which amends FASB Statement No. 140. SFAS 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007, for calendar year-end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting. Specifically, the FASB said FAS No. 156 permits a server using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value.

In June 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements of FIN 48 are effective for the Company’s fiscal year beginning January 1, 2007.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). The purpose of SFAS 157 is to provide users of financial statements with better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings for the period. SFAS No. 157 also provides guidance on the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. This changes the definition of fair value to be the price that would be received to sell an asset or paid to transfer a liability, an exit price, as opposed to the price that would be paid to acquire the asset or received to assume the liability, an entry price. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods with those fiscal years (e.g., January 1, 2008, for calendar year-end entities.)

WENTWORTH II, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION (continued)
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”), which amends SFAS No. 87, 88, 106, and 132(R). Post application of SFAS 158, an employer should continue to apply the provisions in Statements 87, 88, and 106 in measuring plan assets and benefit obligations as of the date of its statement of financial position and in determining the amount of net periodic benefit cost. SFAS 158 requires amounts to be recognized as the funded status of a benefit plan, that is, the difference between plan assets at fair value and the benefit obligation. SFAS 158 further requires recognition of gains/losses and prior service costs or credits not recognized pursuant to SFAS No. 87 or SFAS No. 106. Additionally, the measurement date is to be the date of the employer’s fiscal year-end. Lastly, SFAS 158 requires disclosure in the financial statements effects from delayed recognition of gains/losses, prior service costs or credits, and transition assets or obligations. SFAS No. 158 is effective for years ending after December 15, 2006 for employers with publicly traded equity securities and as of the end of the fiscal year ended after June 15, 2007 for employers without publicly traded equity securities.

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

In May of 2006, the Company borrowed $12,500 from Keating Investments, LLC (“Keating Investments”) under an unsecured promissory note bearing interest at 6% per annum, with principal and interest due and payable upon demand. Kevin R. Keating, the Company’s sole officer and director, is the father of the managing member of Keating Investments.

In August of 2006, the Company borrowed an additional $6,250 from Keating Investments under an unsecured promissory note bearing interest at 6% per annum, with principal and interest due and payable upon demand.

WENTWORTH II, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 2 - RELATED PARTY TRANSACTIONS (continued)

In June of 2006, the Company borrowed $20,000 from Vero Management, LLC (“Vero”) under an unsecured promissory note bearing interest at 6% per annum, with principal and interest due and payable upon demand. Kevin R. Keating, the Company’s sole officer and director, is also the manager of Vero.

The Company recognized interest expense of $558 and $650 in relation to outstanding notes payable to related parties for the three and nine months ended September 30, 2006, respectively.

NOTE 3 - STOCKHOLDERS’ EQUITY

In May of 2006, the Company issued 450,000 shares of common stock to five shareholders, all of whom are considered related parties to the Company’s sole officer and director, as compensation for services rendered to the Company valued at $22,500, or $0.05 per share.

In September of 2006, four of the Company’s existing shareholders, all of whom are considered related parties to the Company’s sole officer and director, returned 60,000 shares of common stock to the Company for no consideration. The Company accounted for the return of these shares as treasury stock at par value, with a corresponding increase to additional paid-in-capital.

As of September 30, 2006, there were 540,000 shares of common stock outstanding and no shares of preferred stock outstanding.

There were no outstanding options or warrants at September 30, 2006.

NOTE 4 - SUBSEQUENT EVENTS

In October of 2006, the Company borrowed $15,000 from Vero Management, LLC under an unsecured promissory note bearing interest at 6% per annum, with principal and interest due and payable upon demand. Kevin R. Keating, the Company’s sole officer and director, is also the manager of Vero.

In October of 2006, the Company paid a $7,500 retainer for legal representation and ongoing assistance with the filing of all periodic reports under the Securities Exchange Act of 1934 for the one year of August 10, 2006 through August 9, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Wentworth II, Inc. ("we", "us", "our", or the "Company") was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Results of Operations

For the three months ending September 30, 2006 the Company had no activities that produced revenues from operations.

For the three months ending September 30, 2006, the Company had a net loss of $(28,796), as compared with a net loss of $(9) for the corresponding period in 2005. For the nine months ending September 30, 2006, the Company had a net loss of $(68,513), as compared with a net loss of $(385) for the corresponding period in 2005. During the nine months ending September 30, 2006, the Company incurred $67,863 of general and administrative expenses, primarily comprised of professional fees paid to attorneys and accountants related to the initial filing of the Company’s Registration Statement on Form 10-SB and Quarterly Report on Form 10-QSB in August of 2006.

Liquidity and Capital Resources

As of September 30, 2006, the Company had assets equal to $2,714, which was comprised exclusively of cash. The Company’s current liabilities as of September 30, 2006 was $49,229, which was primarily comprised of notes payable to related parties, as well as trade accounts payable and accrued expenses.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

	Nine months ended September 30,
	2006	2005
Operating activities	$(36,569)	$(385)
Investing activities	-	-
Financing activities	$38,750	-

Net effect on cash	$2,181	$(385)

Plan of Operations

The Company currently does not engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury.

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

Since we filed our Registration Statement on Form 10-SB, Kevin R. Keating, our sole officer and director, has not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Item 3. Controls and Procedures.

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006.

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

Date: November 9, 2006	WENTWORTH II, INC.

	By:	/s/ Kevin R. Keating
Name: Kevin R. Keating Title: President