Form 10KSB
period 2006-12-31
WENTWORTH II INC
filed 2007-03-19
CIK 1161550

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 0-52040

Wentworth II, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-1581779
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

936A Beachland Blvd., Suite 13
Vero Beach, FL	32963
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code:
(772) 231-7544

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.01 par value per share
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. ☒

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

The Company’s revenues for fiscal year end December 31, 2006 were $0.

As of March 16, 2007, there were 940,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-KSB are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Wentworth II, Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I

Item 1. Description of Business.

Introduction

Wentworth II, Inc. (“we”, “us”, “our”, the “Company” or the “Registrant”) was incorporated in the State of Delaware on March 7, 2001 and maintains its principal executive offices at 936A Beachland Blvd., Suite 13, Vero Beach, FL 32963. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination. The Company filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on June 9, 2006, and since its effectiveness, the Company has begun preliminary efforts to identify a possible business combination. However, the Company has not entered into a letter of intent or any definitive agreement concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company.

The Company, based on proposed business activities, is a "blank check" company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company, as defined in Rule 12b-2 under the Exchange Act, also is a “shell company,” defined as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Competition

Currently, with our primary goal the acquisition of a target company or business seeking the perceived advantages of being a publicly held corporation, the Company faces vast competition from other shell companies with the same objectives. The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Employees

The Company currently has no employees other than its sole officer.

Risk Factors

An investment in our securities is highly speculative and subject to numerous and substantial risks. These risks include those set forth below and elsewhere in this Form 10-KSB. Readers are encouraged to review these risks carefully before making any investment decision.

There may be conflicts of interest between our management and our non-management stockholders.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. In addition, our management is currently involved with other blank check companies, and in the pursuit of business combinations, conflicts with such other blank check companies with which it is, and may in the future become, affiliated, may arise. If we and the other blank check companies that our management is affiliated with desire to take advantage of the same opportunity, then those members of management that are affiliated with both companies would abstain from voting upon the opportunity. In the event of identical officers and directors, the officers and directors will arbitrarily determine the company that will be entitled to proceed with the proposed transaction.

Additionally, we contemplate that at least one of the finders of business combinations for the Company will be Keating Investments, LLC, a Delaware limited liability company and an SEC Registered Investment Advisor. Timothy J. Keating, who currently owns 28.1% of our issued and outstanding Common Stock and is also the son of Kevin R. Keating, our President, is the Managing Member of, and holds approximately a 60% interest in, Keating Investments, LLC.

Our business is difficult to evaluate because we have no operating history.

As the Company has no operating history or revenue and only minimal assets, there is a risk that we will be unable to consummate a business combination. The Company has had no recent operating history nor any revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

The Company has no existing agreement for a business combination or other transaction.

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

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, management anticipates devoting very limited time to the Company's affairs. Our sole officer has not entered into a written employment agreement with us and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company may be subject to further government regulation which would adversely affect our operations.

Although we are subject to the reporting requirements under the Exchange Act, management believes we are not subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we are not engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign company, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

There is currently no trading market for our common stock, and liquidity of shares of our common stock is limited.

Our shares of common stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for our common stock. Further, no public trading market is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and the Company thereafter files a registration statement under the Securities Act. Therefore, outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. Shares of our common stock cannot be sold under the exemptions from registration provided by Rule 144 under or Section 4(1) of the Securities Act, in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission’s Division of Corporation Finance, to Ken Worm of NASD Regulation, dated January 21, 2000. This letter provides that certain private transfers of the shares of common stock also may be prohibited without registration under federal securities laws. Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

There are issues impacting liquidity of our securities with respect to the SEC’s review of a future resale registration statement.

Since our shares of common stock issued prior to a business combination or reverse merger cannot currently, nor will they for a considerable period of time after we complete a business combination, be available to be offered, sold, pledged or otherwise transferred without being registered pursuant to the Securities Act, we will likely file a resale registration statement on Form SB-2 or Form S-1, or some other available form, to register for resale such shares of common stock.  We cannot control this future registration process in all respects as some matters are outside our control.  Even if we are successful in causing the effectiveness of the resale registration statement, there can be no assurances that the occurrence of subsequent events may not preclude our ability to maintain the effectiveness of the registration statement. Any of the foregoing items could have adverse effects on the liquidity of our shares of common stock.

In addition, the SEC has recently disclosed that it has developed internal guidelines concerning the use of a resale registration statement to register the securities issued to certain investors in private investment in public equity (PIPE) transactions, where the issuer has a market capitalization of less than $75 million and, in general, does not qualify to file a Registration Statement on Form S-3 to register its securities.  The SEC has taken the position that  these smaller issuers may not be able to rely on Rule 415 under the Securities Act, which generally permits the offer and sale of securities on a continued or delayed basis over a period of time, but instead would require that the issuer offer and sell such securities in a  direct or "primary" public offering, at a fixed price, if the facts and circumstances are such that the SEC believes the investors seeking to have their shares registered are underwriters and/or affiliates of the issuer.  It appears that the SEC in most cases will permit a registration for resale of up to one third of the total number of shares of common stock then currently owned by persons who are not affiliates of such issuer and, in some cases, a larger percentage depending on the facts and circumstances.  Staff members also have indicated that an issuer in most cases will have to wait until the later of six months after effectiveness of the first registration or such time as substantially all securities registered in the first registration are sold before filing a subsequent registration on behalf of the same investors.  Since, following a reverse merger or business combination, we may have little or no tradable shares of common stock, it is unclear as to how many, if any, shares of common stock the SEC will permit us to register for resale, but SEC staff members have indicated a willingness to consider a higher percentage in connection with registrations following reverse mergers with shell companies such as the Company.  The SEC may require as a condition to the declaration of effectiveness of a resale registration statement that we reduce or “cut back” the number of shares of common stock to be registered in such registration statement.   The result of the foregoing is that a stockholder’s liquidity in our common stock may be adversely affected in the event the SEC requires a cut back of the securities as a condition to allow the Company to rely on Rule 415 with respect to a resale registration statement, or, if the SEC requires us to file a primary registration statement.

We have never paid dividends on our common stock.

We have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

The Company may be subject to certain tax consequences in our business, which may increase our cost of doing business.

We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

Our business will have no revenue unless and until we merge with or acquire an operating business.

        We are a development stage company and have had no revenue from operations. We may not realize any revenue unless and until we successfully merge with or acquire an operating business.

The Company intends to issue more shares in a merger or acquisition, which will result in substantial dilution.

        Our Certificate of Incorporation authorizes the issuance of a maximum of 40,000,000 shares of common stock and a maximum of 10,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially and adversely affected.

Our principal stockholders may engage in a transaction to cause the Company to repurchase their shares of common stock.

In order to provide an interest in the Company to a third party, our principal stockholders may choose to cause the Company to sell Company securities to third parties, with the proceeds of such sale being utilized by the Company to repurchase shares of common stock held by the stockholders. As a result of such transaction, our management, principal stockholders and Board of Directors may change.

The Company has conducted limited market research of business opportunities, which may affect our ability to identify a business to merge with or acquire.

       The Company has conducted limited market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

Because we may seek to complete a business combination through a “reverse merger”, following such a transaction we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we will assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

We cannot assure you that following a business combination with an operating business, our common stock will be listed on NASDAQ or any other securities exchange.

Following a business combination, we may seek the listing of our common stock on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

Authorization of preferred stock.

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of its authorized preferred stock, there can be no assurance that the Company will not do so in the future.

This report on Form 10-KSB contains forward-looking statements and information relating to us, our industry and to other businesses.

These forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. When used in this prospectus, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are subject to risks and uncertainties that may cause our actual results to differ materially from those contemplated in our forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this annual report or to reflect the occurrence of unanticipated events.

Item 2. Description of Property.

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its management at no cost. Management estimates such amounts to be immaterial. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

Presently, there are not any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 40,000,000 shares of common stock, par value $0.01 per share (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of March 16, 2007, there were 45 holders of record of the Common Stock.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $0.01 per share (the “Preferred Stock”). The Company has not yet issued any of its Preferred Stock.

Dividend Policy

The Company has not declared or paid any cash dividends on its Common Stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

On January 29, 2007, the Company sold an aggregate of 400,000 shares of Common Stock in a private offering (the “Offering”) to accredited investors at $0.50 per share, for total gross proceeds of $200,000. The Company incurred $17,050 in expenses associated with the Offering. The Company sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

In September of 2006, four of the Company’s existing shareholders, all of which are related parties to the Company’s sole officer and director, returned 60,000 shares of Common Stock to the Company for no consideration.

On May 31, 2006, the Company issued 450,000 shares of Common Stock to five individuals as compensation for services to the Company. This issuance was valued at $0.05 per share.

All purchasers represented in writing that they acquired the securities for their own accounts. A legend was placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom, but may not be sold pursuant to the exemptions provided by Section 4(1) of the Securities Act or Rule 144 under the Securities Act, in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission’s Division of Corporation Finance, to Ken Worm of NASD Regulation, Inc., dated January 21, 2000.

Transfer Agent

The Company has engaged Corporate Stock Transfer, Inc. as its stock transfer agent.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

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

Plan of Operation

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

Since we filed our Registration Statement on Form 10-SB, Kevin R. Keating, our sole officer and director, has had limited contact or discussions with representatives of other entities regarding business combinations with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Results of Operations

For the year ended December 31, 2006, the Company had no activities that produced revenues from operations.

For the year ended December 31, 2006, the Company had a net loss of $(75,620), as compared with a net loss of $(385) for the corresponding period in 2005. During the year ended December 31, 2006, the Company incurred $74,084 of general and administrative expenses, primarily comprised of professional fees paid to attorneys and accountants related to the initial filing of the Company’s Registration Statement on Form 10-SB and subsequent filings of Quarterly Reports on Form 10-QSB in August and November of 2006.

Liquidity and Capital Resources

As of December 31, 2006, the Company had current and total assets equal to $96,751, which was comprised primarily of restricted cash. The Company’s current and total liabilities as of December 31, 2006 were $150,373, which was comprised primarily of advance payments from investors associated with the future issuance of common stock and notes payable to related parties.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

	Year Ended December 31,
	2006	2005

Operating activities	$(140,482)	$(385)
Investing activities	-	-
Financing activities	$142,725	-

Net effect on cash	$2,243	$(385)

Item 7. Financial Statements.

Wentworth II, Inc.
(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Wentworth II, Inc.
Denver, Colorado

We have audited the accompanying balance sheets of Wentworth II, Inc. as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Wentworth II, Inc. as of December 31, 2006 and 2005, and the results of its operations and cash flows for the years ended December 31, 2006 and 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith & Company, LLC

De Joya Griffith & Company, LLC
February 16, 2007
Henderson, NV

2580 Anthem Village Drive, Henderson, NV 89052
Telephone (702) 588-5960 ● Facsimile (702) 588-5979

Wentworth II, Inc.
(A Development Stage Company)
Balance Sheets

	December 31,
	2006	2005
Assets
Currents assets
Cash	$2,776	$533
Restricted cash	88,975	-
Deferred offering costs	5,000	-

Total current assets	96,751	533

Total assets	$96,751	$533

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$2,802	$-
Accrued expenses	2,275	-
Advance payments from investors	88,975	-
Notes payable and accrued interest due to related parties	56,321	1,035

Total current liabilities	150,373	1,035

Stockholders' Deficit
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 40,000,000 shares authorized; 600,000 and 150,000 shares issued and 540,000 and 150,000 shares outstanding, respectively	6,000	1,500
Treasury stock at par value; 60,000 and 0 shares, respectively	(600)	-
Additional paid-in capital	24,600	6,000
Deficit accumulated during the development stage	(83,622)	(8,002)

Total stockholders' deficit	(53,622)	(502)

Total liabilities and stockholders' deficit	$96,751	$533

The accompanying notes are an integral part of these financial statements.

Wentworth II, Inc.
(A Development Stage Company)
Statements of Operations

					March 7, 2001
					(Inception) To
	Years Ended December 31,				December 31,
	2006	2005			2006

Revenue	$-		$-		$-

Operating expenses
General and administrative	74,084		385		127,114

Total operating expenses	74,084		385		127,114

Loss from operations	(74,084)		(385)		(127,114)

Other income (expense)
Interest income	-		-		356
Other income	-		-		45,000
Interest expense	(1,536)		-		(1,864)

Net loss	$(75,620)		$(385)		$(83,622)

Net loss per share - basic and diluted	$(.18)	$	(NIL	) *

Weighted average number of shares of outstanding - basic and diluted	421,479		150,000

* Less than $0.01 per share

The accompanying notes are an integral part of these financial statements.

Wentworth II, Inc.
(A Development Stage Company)
Statement of Stockholders’ Deficit
For the Period From March 7, 2001 (Inception) to December 31, 2006

	Common Stock		Treasury	Additional Paid-In	Deficit Accumulated during the Development	Total Stockholders' Equity
	Shares	Amount	Stock	Capital	Stage	(Deficit)

Balances at March 7, 2001 (Inception)	-	$-	$-	$-	$-	$-
Issuance of common stock for cash at $0.05 per share	150,000	1,500	-	6,000	-	7,500
Net loss	-	-	-	-	(1,322)	(1,322)
Balances at December 31, 2001	150,000	$1,500	$-	$6,000	$(1,322)	$6,178

Issuance of common stock for cash in public offering at $1.00 per share, net of offering costs of $29,563	50,000	500	-	19,937	-	20,437
Net loss	-	-	-	-	(18,525)	(18,525)
Balances at December 31, 2002	200,000	$2,000	$-	$25,937	$(19,847)	$8,090

Cancellation of common stock from 2002 public offering	(50,000)	(500)	-	(19,937)	-	(20,437)
Net income	-	-	-	-	12,627	12,627
Balances at December 31, 2003	150,000	$1,500	$-	$6,000	$(7,220)	$280

Net loss	-	-	-	-	(397)	(397)
Balances at December 31, 2004	150,000	$1,500	$-	$6,000	$(7,617)	$(117)

Net loss	-	-	-	-	(385)	(385)
Balances at December 31, 2005	150,000	$1,500	$-	$6,000	$(8,002)	$(502)

Issuance of common stock to related parties for services rendered at $0.05 per share	450,000	4,500	-	18,000	-	22,500
Return of common stock from related parties at $0.01 per share	-	-	(600)	600	-	-
Net loss	-	-	-	-	(75,620)	(75,620)
Balances at December 31, 2006	600,000	$6,000	$(600)	$24,600	$(83,622)	$(53,622)

The accompanying notes are an integral part of these financial statements.

Wentworth II, Inc.
(A Development Stage Company)
Statements of Cash Flows

	Years Ended December 31,		March 7, 2001 (Inception) To December 31,
	2006	2005	2006

Cash Flows From Operating Activities
Net loss	$(75,620)	$(385)	$(83,622)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	22,500	-	22,500
Changes in operating assets and liabilities:
Restricted cash	(88,975)	-	(88,975)
Deferred offering costs	(5,000)	-	(5,000)
Accounts payable	2,802	-	2,802
Accrued expenses	2,275	-	2,275
Accrued interest due to related parties	1,536	-	1,571

Net cash used in operating activities	(140,482)	(385)	(148,449)

Cash Flows From Financing Activities
Advance payments received from investors for future issuance of common stock	88,975	-	88,975
Proceeds from issuance of notes payable to related parties	53,750	-	54,750
Proceeds from issuance of common stock	-	-	57,500
Cancellation of common stock	-	-	(50,000)

Net cash provided by financing activities	142,725	-	151,225

Net increase (decrease) in cash and cash equivalents	2,243	(385)	2,776

Cash and cash equivalents, beginning of period	533	918	-

Cash and cash equivalents, end of period	$2,776	$533	$2,776

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-	$293
Supplemental Disclosure of Non-Cash Financing Transactions
Receipt of common stock for no consideration	$600	$-	$600

The accompanying notes are an integral part of these financial statements.

Wentworth II, Inc.
(A Development Stage Company)
Notes to Financial Statements

1.	Basis of Presentation, Organization and Going Concern

Wentworth II, Inc. (the “Company”) was incorporated in the State of Delaware on March 7, 2001 for the purpose of raising capital that was intended to be used in connection with a merger, acquisition or other business combination with an operating business. On October 9, 2001, the Company issued 150,000 shares of common stock at $0.05 per share for total proceeds of $7,500. During 2001, the Company filed a registration statement on Form SB-2, under Securities and Exchange Commission (“SEC”) Rule 419, which was declared effective by the SEC on August 6, 2002. Under this registration statement, on November 4, 2002, the Company issued 50,000 shares of common stock in a public offering at $1.00 per share, for total gross proceeds of $50,000 and also incurring $29,563 in expenses associated with the offering.

The proceeds of the initial public offering as well as the related securities purchased were placed in an escrow account, where they were to remain until the consummation of a business combination as required by SEC Rule 419.

On February 6, 2003, the Company entered into a merger agreement to acquire Natural Golf, a privately held Illinois company that was in the golf instructional business. This merger was terminated in July 2003 by mutual consent. Pursuant to the termination agreement, the Company received $45,000 from Natural Golf which was recorded as other income.

In December 2003, the Company determined that it would be unable to consummate a business combination within the 18-month time period from the date of the effectiveness of its registration statement, as established by SEC Rule 419(e)(2)(iv). As such, the remaining funds in the escrow account were returned to the investors who purchased common stock in the offering and the 50,000 shares were returned to the Company and cancelled.

The Company is currently in the development stage as defined by Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises (“SFAS No. 7”). All activities of the Company to date relate to its formation, its public offering and subsequent public filings and to finding an acquisition target with which to consummate a business combination. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Since its inception, the Company has generated no revenues from operations and has incurred operating losses of $127,114. Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. The Company has not identified any business combination and therefore, cannot ascertain with any degree of certainty the capital requirements for any particular transaction. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. These factors indicate substantial doubt that the Company will be able to continue as a going concern. The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Wentworth II, Inc.
(A Development Stage Company)
Notes to Financial Statements

2.	Summary of Significant Accounting Policies

Use of Estimates
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

Income Taxes
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”), which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized. The tax provision shown on the accompanying statement of operations is zero since the deferred tax asset generated from net operating losses is offset in its entirety by a valuation allowance. State minimum taxes are expensed as incurred.

Cash and Cash Equivalents
Cash and cash equivalents, if any, include all highly liquid instruments with an original maturity of three months or less at the date of purchase.

Restricted Cash and Advance Payments Received From Investors
Restricted cash and the related advance payments received from investors liability is comprised of cash received, prior to year-end, from accredited investors for the purchase of shares of the Company’s common stock in a private offering that was completed subsequent to year-end (see Note 6). As the private offering and issuance of the shares of common stock was not completed until subsequent to year-end, the proceeds received from accredited investors prior to year-end were placed in an escrow account with limitations on accessibility and withdrawal by the Company.

Deferred Offering Costs
Deferred offering costs are comprised of legal expenses incurred and paid prior to year-end directly related to the private offering of the Company’s common stock that was completed subsequent to year-end (see Note 6). As the private offering and issuance of shares of common stock was not completed until subsequent to year-end, legal fees directly related to the private offering transaction were initially recorded as deferred offering costs and subsequently recorded as a reduction to paid-in capital upon completion of the private offering transaction.

Fair Value of Financial Instruments
The Company's financial instruments include cash equivalents, accounts payable and notes payable to related parties. The carrying amounts of financial instruments approximate fair value due to their short maturities.

Net Loss Per Share
Basic loss per share (EPS) is calculated by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company currently has no dilutive securities and as such, basic and diluted loss per share are the same for all periods presented.

Wentworth II, Inc.
(A Development Stage Company)
Notes to Financial Statements

Comprehensive Loss
Comprehensive loss is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive loss includes net loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the years ended December 31, 2006 and 2005 and For the Period From Inception (March 7, 2001) to December 31, 2006, the Company’s comprehensive loss was the same as its net loss.

Stock-Based Compensation
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified prospective application transition method. Under this transition approach, the fair value method is used to recognize compensation cost for the unvested portion of awards granted, modified, or settled in fiscal years beginning the effective date, which remain unvested, as well as for new awards. Since its inception, the Company has not granted any stock-based compensation awards to its employees. As there were no unvested stock-based awards outstanding as of January 1, 2006, the adoption of SFAS 123(R) did not have an impact on the Company’s financial position or results of operations. There were no stock-based awards issued during the year ended December 31, 2006 or during the Period From Inception (March 31, 2006) to December 31, 2006.

Recently Issued Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements of FIN 48 are effective for the Company’s fiscal year beginning January 1, 2007.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“FAS 159”).  FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 will become effective as of the beginning of our 2009 fiscal year.

The adoption of these new Statements is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

3.	Notes Payable - Related Parties

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

In October of 2006, the Company borrowed an additional $15,000 from Vero under an unsecured promissory note bearing interest at 6% per annum, with principal and interest due and payable upon demand.

The Company recognized interest expense of $1,536 and $0 in relation to outstanding notes payable to related parties for the years ended December 31, 2006 and 2005, respectively.

Wentworth II, Inc.
(A Development Stage Company)
Notes to Financial Statements

4.	Stockholders’ Equity (Deficit)

Pursuant to its certificate of incorporation, the Company is authorized to issue up to 40,000,000 shares of common stock and 10,000,000 shares of preferred stock, each with a par value of $0.01 per share. At December 31, 2006 and 2005, there were 540,000 and 150,000 shares of common stock outstanding, respectively, and no shares of preferred stock issued or outstanding.

In October of 2001, the Company issued 150,000 shares of common stock at $0.05 per share for total proceeds of $7,500. During 2001, the Company filed a registration statement on Form SB-2, under Securities and Exchange Commission (“SEC”) Rule 419, which was declared effective by the SEC on August 6, 2002. Under this registration statement, in November of 2002, the Company issued 50,000 shares of common stock in a public offering at $1.00 per share, for total gross proceeds of $50,000 and also incurring $29,563 in expenses associated with the offering.

The proceeds of the offering as well as the related securities purchased were placed in an escrow account, where they were to remain until the consummation of a business combination as required by SEC Rule 419.

In December 2003, the Company determined that it would be unable to consummate a business combination within the 18-month time period from the date of the effectiveness of its registration statement, as established by SEC Rule 419(e)(2)(iv). As such, the remaining funds in the escrow account were returned to the investors who purchased common stock in the offering and the 50,000 shares were returned to the Company and cancelled.

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

5.	Income Taxes

At December 31, 2006 and 2005, the Company had net operating loss carryforwards of approximately $61,000 and $8,000 which may be used to offset future taxable income. These carryforwards expire beginning in 2025. As a result of certain changes in the Company’s ownership, the future utilization of the net operating loss carryforwards may be limited under Internal Revenue Code Section 382.

Wentworth II, Inc.
(A Development Stage Company)
Notes to Financial Statements

The tax effects of temporary differences that give rise to significant portions of the Company’s net deferred tax assets at December 31 are as follows:

	2006	2005
Assets
Net operating loss carryforwards	$12,025	$1,200
Other	4,427	-
Gross deferred tax assets	16,452	1,200
Valuation allowance	(16,452)	(1,200)
Net deferred tax assets	$-	$-

A full valuation allowance has been recorded against the Company’s deferred tax assets because, based on the weight of available evidence, it is more likely than not that such benefits will not be realized.

The benefit from income taxes differs from the amount computed by applying the U.S. federal income tax rate of 15% to loss before income taxes as follows for the years ended December 31, 2006 and 2005:

	2006	2005
U.S. federal income tax benefit at statutory rate	$(11,343)	$(58)
State income tax benefit, net of federal benefit	(3,909)	-
Change in valuation allowance	15,252	58
Benefit from income taxes	$-	$-

6.	Subsequent Events

On January 29, 2007, the Company sold 400,000 shares of common stock in a private offering to accredited investors at $0.50 per share, for total gross proceeds of $200,000 and also incurring $17,050 in expenses associated with the offering. The Company sold these shares of common stock under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended and Regulation D promulgated thereunder. In connection with this sale of common stock, the Company has agreed, subject to certain terms and conditions, to file a registration statement under the Securities Act of 1933, as amended, covering the resale of the shares.

The Company used $54,750 of the net proceeds from the offering to repay outstanding notes payable due to related parties and plans to use the remaining net proceeds from the offering as working capital and as potential capital to be utilized by a company with which the Company may complete a business combination.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s President, Principal Financial Officer and Secretary, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s management including the President, Principal Financial Officer and Secretary, concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2006, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B. Other Information.

  None.

PART III

Item 9. Directors and Executive Officers of the Registrant.

(a) Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s sole director and executive officer for the fiscal year ended December 31, 2006:

Name	Age	Position	Term
Kevin R. Keating	66	President, Secretary, Director	March 7, 2001 thru Present

Kevin R. Keating is the Managing Member of Vero Management, LLC, which provides managerial, administrative, and financial consulting services for micro-cap public companies.  For more than 40 years he has been engaged in various aspects of the investment business.  Mr. Keating began his Wall Street career with the First Boston Corporation in New York in 1965.  From 1967 through 1974, he was employed by several institutional research boutiques where he functioned as Vice President Institutional Equity Sales. From 1974 until 1982, Mr. Keating was the President and Chief Executive Officer of Douglas Stewart, Inc., a New York Stock Exchange member firm. From 1982 through 2006, he was associated with a variety of securities firms as a registered representative servicing the investment needs of high net worth individual investors.

Additionally, Mr. Keating currently serves as director of the following companies: Catalyst Lighting Group, 99 Cent Stuff, Inc., Blue Holdings, Inc., People’s Liberation, Inc. and DigitalFX International, Inc. Also, he is the sole officer and director of Wentworth IV, Inc. and Wentworth V, Inc., both of which are publicly-reporting, non-trading, blank check, shell companies

The Company’s officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

(b) Significant Employees.

As of the date hereof, the Company has no significant employees.

(c) Family Relationships.

At present, we contemplate that at least one of the finders of business combinations for the Company will be Keating Investments, LLC, a Delaware limited liability company and an SEC Registered Investment Advisor. Timothy J. Keating, who currently owns 28.1% of our issued and outstanding Common Stock and is also the son of Kevin R. Keating, our President, is the Managing Member of, and holds approximately a 60% interest in, Keating Investments, LLC. Michael J. Keating, a stockholder of the Company, is the son of Kevin R. Keating and the brother of Timothy J. Keating.

(d) Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2006 and written representations that no other reports were required, the Company believes that no persons who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our officers serve in these capacities.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors acts as the audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

Item 10. Executive Compensation.

The following table sets forth the cash compensation paid by the Company to its President and all other executive officers who earned annual compensation exceeding $100,000 for services rendered during the fiscal years ended December 31, 2006 and December 31, 2005.

Name and Position	Year	Total Compensation
Kevin R. Keating, President, Secretary	2006 2005 2004	None None None

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of March 16, 2007 regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
Kevin R. Keating (1) 936A Beachland Boulevard Suite 13 Vero Beach, FL 32963	30,000	3.2%

Timothy J. Keating (2) 5251 DTC Parkway Suite 1090 Greenwood Village, CO 80111	264,000	28.1%

Luca Toscani Grand Gateway, Tower 2 Suite 3506 No. 3 Hongqiao Road Xuhui District Shanghai, 200030 China	162,000	17.2%

All Directors and Officers as a Group (1 individual)	30,000	3.2%

(1)	Kevin R. Keating is the President, Secretary and sole director of the Company.

(2)	Timothy J. Keating is the son of Kevin R. Keating and the brother of Michael J. Keating, who is also a stockholder of the Company.

Item 12. Certain Relationships and Related Transactions.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Item 13. Exhibits.

Index to Exhibits

Exhibit	Description
*3.1	Certificate of Incorporation

*3.2	By-laws

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

*	Filed as an exhibit to the Company's registration statement on Form SB-2, as filed with the Securities and Exchange Commission on December 12, 2001, and incorporated herein by this reference.

Item 14. Principal Accountant Fees and Services

De Joya Griffith & Company, LLC (“De Joya Griffith”) is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed by De Joya Griffith for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided in connection with statutory and regulatory filings were $8,000 for the fiscal year ended December 31, 2005 and $13,000 for fiscal year ended December 31, 2006. The $8,000 fees were incurred for the 2005 and 2004 audits.

Audit-Related Fees

There were no fees billed by De Joya Griffith for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended December 31, 2005 and 2006.

Tax Fees

There were no fees billed by De Joya Griffith for professional services for tax compliance, tax advice, and tax planning for the fiscal years ended December 31, 2005 and 2006.

All Other Fees

There were no fees billed by De Joya Griffith for other products and services for the fiscal years ended December 31, 2005 and 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WENTWORTH II, INC.

Dated: March 16, 2007	By:	/s/ Kevin R. Keating
Name: Kevin R. Keating Title: President, Secretary, Director