Form 10QSB
period 2007-03-31
WENTWORTH II INC
filed 2007-05-02
CIK 1161550

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 940,000 shares of common stock, par value $.01 per share, outstanding as of May 1, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

WENTWORTH II, INC.

- INDEX -

Page
PART I - FINANCIAL INFORMATION:

Item 1. Condensed Financial Statements	F-1

Condensed Balance Sheets, March 31, 2007 (unaudited) and	F-2
December 31, 2006

Condensed Statements of Operations for the Three Months Ended	F-3
March 31, 2007 and 2006 (unaudited) and for the Cumulative Period from March 7, 2001 (Inception) through March 31, 2007 (unaudited)

Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the	F-4
Cumulative Period from March 7, 2001 (Inception) to March 31, 2007
(unaudited)

Condensed Statements of Cash Flows for the Three Months Ended	F-5
March 31, 2007 and 2006 (unaudited) and for the Cumulative Period from March 7, 2001 (Inception) to March 31, 2007 (unaudited)

Notes to Condensed Financial Statements (unaudited)	F-6

Item 2. Management's Discussion and Analysis of Financial Condition	1
and Results of Operations

Item 3. Controls and Procedures	3

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	3

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	3

Item 3. Defaults Upon Senior Securities	3

Item 4. Submission of Matters to a Vote of Security Holders	3

Item 5. Other Information	3

Item 6. Exhibits	4

Signatures	5

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Statements made in this Form 10-QSB (the “Quarterly Report”) that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements often can be identified by the use of terms such as "may", "will", "expect", "believe", "anticipate", "estimate", "approximate", or "continue", or the negative thereof. Wentworth II, Inc. (the "Company") intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital and unexpected costs. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Wentworth II, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	March 31,	December 31,
	2007	2006
	(Unaudited)

Assets

Current assets
Cash and cash equivalents	$56,218	$2,776
Restricted cash	-	88,975
Deferred offering costs	-	5,000
Prepaid expenses and other assets	3,750	-

Total current assets	59,968	96,751

Total assets	$59,968	$96,751

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$228	$2,802
Accrued expenses	3,075	2,275
Advance payments from investors	-	88,975
Notes payable and accrued interest due to
related parties	-	56,321

Total current liabilities	3,303	150,373

Stockholders' Equity (Deficit)
Preferred stock, $0.01 par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 40,000,000 shares
authorized; 1,000,000 and 600,000 shares issued and
940,000 and 540,000 shares outstanding, respectively	10,000	6,000
Treasury stock at par value; 60,000 shares	(600)	(600)
Additional paid-in capital	203,550	24,600
(Deficit) accumulated during the development stage	(156,285)	(83,622)

Total stockholders' equity (deficit)	56,665	(53,622)

Total liabilities and stockholders' equity (deficit)	$59,968	$96,751

The accompanying notes are an integral part of these condensed financial statements.

Wentworth II, Inc.
(A Development Stage Company)
Condensed Statements of Operations

			Cumulative
			Period From
	Three Months Ended		March 7, 2001(Inception) To
	March 31,		March 31,
	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-

Operating expenses
General and administrative	74,234	12,390	201,348

Total operating expenses	74,234	12,390	201,348

(Loss) from operations	(74,234)	(12,390)	(201,348)

Other income (expense)
Interest income	-	-	356
Other income	1,571	-	46,571
Interest expense	-	(15)	(1,864)

Net (loss)	$(72,663)	$(12,405)	$(156,285)

Net (loss) per share - basic and diluted	$(.09)	$(.08)

Weighted average number of shares of outstanding - basic and diluted	811,111	150,000

The accompanying notes are an integral part of these condensed financial statements.

Wentworth II, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders’ Equity (Deficit)
For the Cumulative Period From March 7, 2001 (Inception) to March 31, 2007 (Unaudited)

					Deficit
					Accumulated	Total
				Additional	during the	Stockholders'
	Common Stock		Treasury	Paid-In	Development	Equity
	Shares	Amount	Stock	Capital	Stage	(Deficit)

Balances at March 7, 2001 (Inception)	-	$-	$-	$-	$-	$-
Issuance of common stock for cash at $0.05 per share	150,000	1,500	-	6,000	-	7,500
Net (loss)	-	-	-	-	(1,322)	(1,322)
Balances at December 31, 2001	150,000	$1,500	$-	$6,000	$(1,322)	$6,178

Issuance of common stock for cash in public offering at $1.00 per share, net of offering costs of $29,563	50,000	500	-	19,937	-	20,437
Net (loss)	-	-	-	-	(18,525)	(18,525)
Balances at December 31, 2002	200,000	$2,000	$-	$25,937	$(19,847)	$8,090

Cancellation of common stock from 2002 public offering	(50,000)	(500)	-	(19,937)	-	(20,437)
Net income	-	-	-	-	12,627	12,627
Balances at December 31, 2003	150,000	$1,500	$-	$6,000	$(7,220)	$280

Net (loss)	-	-	-	-	(397)	(397)
Balances at December 31, 2004	150,000	$1,500	$-	$6,000	$(7,617)	$(117)

Net (loss)	-	-	-	-	(385)	(385)
Balances at December 31, 2005	150,000	$1,500	$-	$6,000	$(8,002)	$(502)

Issuance of common stock to related parties for services rendered at $0.05 per share	450,000	4,500	-	18,000	-	22,500
Return of common stock from related parties at $0.01 per share	-	-	(600)	600	-	-
Net (loss)	-	-	-	-	(75,620)	(75,620)
Balances at December 31, 2006	600,000	$6,000	$(600)	$24,600	$(83,622)	$(53,622)

Issuance of common stock for cash at $0.50 per share, net of offering costs of $17,050	400,000	4,000	-	178,950	-	182,950
Net (loss)	-	-	-	-	(72,663)	(72,663)
Balances at March 31, 2007	1,000,000	$10,000	$(600)	$203,550	$(156,285)	$56,665

The accompanying notes are an integral part of these condensed financial statements.

Wentworth II, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows

			Cumulative
			Period From
			March 7, 2001(Inception)
	Three Months Ended March 31,		To March 31,
	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net (loss)	$(72,663)	$(12,405)	$(156,285)
Adjustments to reconcile net (loss) to net
cash (used in) operating activities:
Common stock issued for services	-	-	22,500
Foregiveness of accrued interest
on notes payable	(1,571)	-	(1,571)
Changes in operating assets and liabilities:
Restricted cash	-	-	88,975
Prepaid expenses and other assets	1,250	-	(3,750)
Accounts payable	(2,574)	12,240	228
Accrued expenses	800	-	3,075
Accrued interest due to related parties	-	15	1,571

Net cash provided by (used in)
operating activities	(74,758)	(150)	(45,257)

Cash Flows From Financing Activities
Advance payments received from investors for
future issuance of common stock	-	-	(88,975)
Proceeds from issuance of notes
payable to related parties	-	-	54,750
Repayment of notes payable to related parties	(54,750)	-	(54,750)
Proceeds from issuance of common stock, net of
issuance costs	182,950	-	240,450
Cancellation of common stock	-	-	(50,000)

Net cash provided by financing activities	128,200	-	101,475

Net increase (decrease) in cash and cash equivalents	53,442	(150)	56,218

Cash and cash equivalents, beginning of period	2,776	533	-

Cash and cash equivalents, end of period	$56,218	$383	$56,218

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-	$293
Supplemental Disclosure of Non-Cash
Financing Transactions
Receipt of common stock for no consideration	$-	$-	$600
Reversal of restricted cash against advance
payments from investors	$88,975	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Wentworth II, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

1.	Basis of Presentation and Organization

The accompanying unaudited condensed financial statements of Wentworth II, Inc. (the “Company”) are presented in accordance with the requirements for Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to fairly present the financial position, results of operations, and cash flows of the Company on a consistent basis, have been made.

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company’s annual financial statements for the year ending December 31, 2006. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The Company recommends that the accompanying financial statements for the interim period be read in conjunction with the financial statements and notes for the year ending December 31, 2006 included in the Company’s Annual Report on Form 10-KSB as filed on or about March 19, 2007.

Organization and Business

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

Wentworth II, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

Cash and Cash Equivalents

Cash and cash equivalents, if any, include all highly liquid instruments with an original maturity of three months or less at the date of purchase.

Restricted Cash and Advance Payments Received From Investors

Restricted cash and the related advance payments from investors liability at December 31, 2006 was comprised of cash received from accredited investors for the purchase of shares of the Company’s common stock in a private offering that was completed in January 2007 (see Note 4). As the private offering and issuance of the shares of common stock was not completed until January 2007, the proceeds received from accredited investors as of December 31, 2006 were placed in an escrow account with limitations on accessibility and withdrawal by the Company until the offering was completed.

Deferred Offering Costs

Deferred offering costs were comprised of legal expenses incurred and paid prior to December 31, 2006 directly related to the private offering of the Company’s common stock that was completed in January 2007 (see Note 4). As the private offering and issuance of the shares of common stock was not completed until January 2007, legal fees directly related to the private offering transaction were initially recorded as deferred offering costs and subsequently recorded as a reduction to paid-in capital upon completion of the private offering transaction in January 2007.

Fair Value of Financial Instruments

The Company's financial instruments include accounts payable and accrued expenses. The carrying amounts of financial instruments approximate fair value due to their short maturities.

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

Comprehensive Loss

Comprehensive loss is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive loss includes net loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the three months ended March 31, 2007 and For the Cumulative Period From Inception (March 7, 2001) to March 31, 2007, the Company’s comprehensive loss was the same as its net loss.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified prospective application transition method. Under this transition approach, the fair value method is used to recognize compensation cost for the unvested portion of awards granted, modified, or settled in fiscal years beginning the effective date, which remain unvested, as well as for new awards. Since its inception, the Company has not granted any stock-based compensation awards to its employees. As there were no unvested stock-based awards outstanding as of January 1, 2006, the adoption of SFAS 123(R) did not have an impact on the Company’s financial position or results of operations. There were no stock-based awards issued during the three months ended March 31, 2007 or during the Cumulative Period From Inception (March 31, 2006) to March 31, 2007.

Wentworth II, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”).  The purpose of SFAS 157 is to provide users of financial statements with better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings for the period. SFAS No. 157 also provides guidance on the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. This changes the definition of fair value to be the price that would be received to sell an asset or paid to transfer a liability, an exit price, as opposed to the price that would be paid to  acquire the asset or received to assume the liability, an entry price.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods with those fiscal years (e.g., January 1, 2008, for calendar year- end entities).

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

Wentworth II, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

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

3.	Related Party Transactions

Notes Payable

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

In January of 2007, the Company repaid all outstanding notes payable due to related parties using a portion of the proceeds raised from the issuance common stock in a private offering to accredited investors in January 2007 (see Note 4). Additionally, all accrued interest under each of the outstanding notes payable due to related parties was forgiven upon repayment of the outstanding principal balances.

Management Agreement

For the years ended December 31, 2006 and 2005, Vero Management, LLC (“Vero”) provided the Company with certain managerial and administrative support services at no charge. Such services were determined to be insignificant in 2006 and 2005. Kevin R. Keating, the Company’s sole officer and director, is also the manager of Vero.

Wentworth II, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

On January 1, 2007, the Company and Vero entered into an agreement whereby Vero will provide to the Company a broad range of managerial and administrative services for a fixed fee of $1,000 per month, for an initial period of twelve months. At the end of the initial twelve month term, the agreement will continue to remain in effect until terminated in writing by either party. For the three months ending March 31, 2007, the Company recorded $3,000 of managerial and administrative expenses associated with this agreement which are included as a component of general and administrative expenses in the accompanying condensed statement of operations.

4.	Stockholders’ Equity (Deficit)

Pursuant to its certificate of incorporation, the Company is authorized to issue up to 40,000,000 shares of common stock and 10,000,000 shares of preferred stock, each with a par value of $0.01 per share. At March 31, 2007 there were 940,000 shares of common stock outstanding, and no shares of preferred stock issued or outstanding.

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

On January 29, 2007, the Company sold 400,000 shares of common stock in a private offering to accredited investors at $0.50 per share, for total gross proceeds of $200,000 and also incurring $17,050 in expenses associated with the offering. The Company sold these shares of common stock under the exemption from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated there under. In connection with this sale of common stock, the Company has agreed, subject to certain terms and conditions, to file a registration statement under the Securities Act, covering the resale of the shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Wentworth II, Inc. (“we”, “us”, “our”, or the “Company”) was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Results of Operations

For the three months ending March 31, 2007, the Company had no activities that produced revenues from operations.

For the three months ending March 31, 2007, the Company had a net loss of $(72,663), as compared with a net loss of ($12,405) for the corresponding period in 2006. For the three months ending March 31, 2007, the Company incurred $(74,234) of general and administrative expenses, comprised of (a) legal, accounting, audit and other professional service fees of $(9,203) incurred in relation to the filing of the Company’s Annual Report on Form 10-KSB in March of 2007, (b) management fees of $(3,000) incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC, (c) stock transfer agent and registered agent fees of $(2,031), and (d) legal fees of $(60,000) for advisory services incurred in connection with the combination of potential merger targets.

Liquidity and Capital Resources

As of March 31, 2007, the Company had assets equal to $59,968, comprised of $56,218 of cash and $3,750 of prepaid expenses. The Company’s current liabilities as of March 31, 2007 were $3,303, comprised exclusively of accounts payable and accrued expenses.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:
	Three months ended March 31,
	2007	2006

Operating activities	$(74,758)	$(150)
Investing activities	-	-
Financing activities	$128,200	-

Net effect on cash	$53,442	$(150)

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

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

Since we filed our Registration Statement on Form 10-SB, Kevin R. Keating, our sole officer and director, has had limited contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Item 3. Controls and Procedures.

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (the “SEC”) rules and forms. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 29, 2007, the Company sold an aggregate of 400,000 shares of its common stock, par value $.01 per share (the “Common Stock”) in a private offering (the “Offering”) to accredited investors at $0.50 per share, for total gross proceeds of $200,000. The Company incurred $17,050 in expenses associated with the Offering. The Company sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

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

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information.

As stated on the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, on April 2, 2007, the Company dismissed De Joya Griffith & Company, LLC as its independent registered public accounting firm. On April 4, 2007, the Company engaged Gordon, Hughes & Banks, LLP as its new independent registered public accounting firm.

On January 1, 2007, the Company and Vero Management, LLC (“Vero”) entered into an agreement whereby Vero will provide to the Company a broad range of managerial and administrative services for a fixed monthly fee equal to $1,000 (the “Agreement”). The term of the Agreement is 12 months and may be terminated upon written notice by either party at any time. At the end of the initial 12 month term, the Agreement shall continue to remain in effect until terminated in writing by either party. Our sole officer and director, Kevin R. Keating, is also the manager of Vero. A copy of the Agreement is attached hereto as Exhibit 10.1.

Item 6. Exhibits.

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	By-laws

10.1	Agreement by and between the Company and Vero Management, LLC, dated January 1, 2007

**16.1	Letter from De Joya Griffith & Company, LLC regarding its dismissal as the Company’s independent registered public accountant

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on June 9, 2006, and incorporated herein by this reference.

**	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 5, 2007, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

WENTWORTH II, INC.

Date: May 1, 2007	By:	/s/ Kevin R. Keating
Name: Kevin R. Keating Title: President