Form 10QSB
period 2007-06-30
WENTWORTH II INC
filed 2007-08-03
CIK 1161550

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 940,000 shares of common stock, par value $.01 per share, outstanding as of August 3, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

WENTWORTH II, INC.

- INDEX -

Page
PART I - FINANCIAL INFORMATION:

Item 1. Condensed Financial Statements	F-1

Condensed Balance Sheets as of June 30, 2007 (Unaudited) and December 31, 2006	F-2

Condensed Statements of Operations for the Three and Six Months Ended June 30, 2007 and 2006 (Unaudited) and for the Cumulative Period from March 7, 2001 (Inception) to June 30, 2007 (Unaudited)	F-3

Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the Cumulative Period from March 7, 2001 (Inception) to June 30, 2007 (Unaudited)	F-4

Condensed Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006 (Unaudited) and for the Cumulative Period from March 7, 2001 (Inception) to June 30, 2007 (Unaudited)	F-5

Notes to Condensed Financial Statements (unaudited)	F-6

Item 2. Management's Discussion and Analysis of Financial Condition	1
and Results of Operations

Item 3. Controls and Procedures	3

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	3

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	3

Item 3. Defaults Upon Senior Securities	3

Item 4. Submission of Matters to a Vote of Security Holders	3

Item 5. Other Information	3

Item 6. Exhibits	3

Signatures	4

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Statements made in this Form 10-QSB (the “Quarterly Report”) that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements often can be identified by the use of terms such as "may", "will", "expect", "believe", "anticipate", "estimate", "approximate", or "continue", or the negative thereof. Wentworth II, Inc. (“we”, “us”, “our” or the "Company") intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital and unexpected costs. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Wentworth II, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	June 30,	December 31,
	2007	2006
	(Unaudited)

Assets

Current assets
Cash and cash equivalents	$48,927	$2,776
Restricted cash	-	88,975
Deferred offering costs	-	5,000
Prepaid expenses and other assets	2,500	-

Total current assets	51,427	96,751

Total assets	$51,427	$96,751

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$829	$2,802
Accrued expenses	3,075	2,275
Advance payments from investors	-	88,975
Notes payable and accrued interest due to
related parties	-	56,321

Total current liabilities	3,904	150,373

Stockholders' equity (deficit)
Preferred stock, $0.01 par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 40,000,000 shares
authorized; 1,000,000 and 600,000 shares issued and
940,000 and 540,000 shares outstanding, respectively	10,000	6,000
Treasury stock at par value; 60,000 shares	(600)	(600)
Additional paid-in capital	203,550	24,600
(Deficit) accumulated during the development stage	(165,427)	(83,622)

Total stockholders' equity (deficit)	47,523	(53,622)

Total liabilities and stockholders' equity (deficit)	$51,427	$96,751

The accompanying notes are an integral part of these condensed financial statements.

Wentworth II, Inc.
(A Development Stage Company)
Condensed Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative Period From March 7, 2001 (Inception) To June 30,
	2007	2006	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-	$-

Operating expenses
General and administrative	9,142	27,234	83,376	39,624	210,490

Total operating expenses	9,142	27,234	83,376	39,624	210,490

Loss from operations	(9,142)	(27,234)	(83,376)	(39,624)	(210,490)

Other income (expense)
Interest income	-	-	-	-	356
Other income	-	-	1,571	-	46,571
Interest expense	-	(78)	-	(92)	(1,864)

Net (loss)	$(9,142)	$(27,312)	$(81,805)	$(39,716)	$(165,427)

Net (loss) per share - basic and diluted	$(.01)	$(.07)	$(.09)	$(.15)

Weighted average number of shares of outstanding - basic and diluted	940,000	392,308	875,912	271,823

The accompanying notes are an integral part of these condensed financial statements.

Wentworth II, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders’ Equity (Deficit)
For the Cumulative Period From March 7, 2001 (Inception) to June 30, 2007 (Unaudited)

					Deficit
					Accumulated	Total
				Additional	during the	Stockholders'
	Common Stock		Treasury	Paid-In	Development	Equity
	Shares	Amount	Stock	Capital	Stage	(Deficit)

Balances at March 7, 2001 (Inception)	-	$-	$-	$-	$-	$-
Issuance of common stock for cash at $0.05 per share	150,000	1,500		6,000	-	7,500
Net (loss)	-	-		-	(1,322)	(1,322)
Balances at December 31, 2001	150,000	$1,500	$-	$6,000	$(1,322)	$6,178

Issuance of common stock for cash in public offering at $1.00 per share, net of offering costs of $29,563	50,000	500		19,937	-	20,437
Net (loss)	-	-		-	(18,525)	(18,525)
Balances at December 31, 2002	200,000	$2,000	$-	$25,937	$(19,847)	$8,090

Cancellation of common stock from 2002 public offering	(50,000)	(500)		(19,937)	-	(20,437)
Net income	-	-		-	12,627	12,627
Balances at December 31, 2003	150,000	$1,500	$-	$6,000	$(7,220)	$280

Net (loss)	-	-		-	(397)	(397)
Balances at December 31, 2004	150,000	$1,500	$-	$6,000	$(7,617)	$(117)

Net (loss)	-	-		-	(385)	(385)
Balances at December 31, 2005	150,000	$1,500	$-	$6,000	$(8,002)	$(502)

Issuance of common stock to related parties for services rendered at $0.05 per share	450,000	4,500	-	18,000	-	22,500
Return of common stock from related parties at $0.01 per share	-	-	(600)	600	-	-
Net (loss)	-	-	-	-	(75,620)	(75,620)
Balances at December 31, 2006	600,000	$6,000	$(600)	$24,600	$(83,622)	$(53,622)

Issuance of common stock for cash at $0.50 per share, net of offering costs of $17,050	400,000	4,000		178,950	-	182,950
Net (loss)	-	-		-	(72,663)	(72,663)
Balances at March 31, 2007	1,000,000	$10,000	$(600)	$203,550	$(156,285)	$56,665

Net (loss)	-	-		-	(9,142)	(9,142)
Balances at June 30, 2007	1,000,000	$10,000	$(600)	$203,550	$(165,427)	$47,523

The accompanying notes are an integral part of these condensed financial statements.

Wentworth II, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows

	Six Months Ended June 30,		Cumulative Period From March 7, 2001 (Inception) To June 30,
	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net (loss)	$(81,805)	$(39,716)	$(165,427)
Adjustments to reconcile net (loss) to net
cash (used in) operating activities:
Common stock issued for services	-	22,500	22,500
Foregiveness of accrued interest on notes payable	(1,571)	-	(1,571)
Changes in operating assets and liabilities:
Restricted cash	-	-	88,975
Prepaid expenses and other assets	2,500	(12,500)	(2,500)
Accounts payable	(1,973)	187	829
Accrued expenses	800	-	3,075
Accrued interest due to related parties	-	91	1,571

Net cash provided by (used in) operating activities	(82,049)	(29,438)	(52,548)

Cash Flows From Financing Activities
Advance payments received from investors for
future issuance of common stock	-	-	(88,975)
Proceeds from issuance of notes
payable to related parties	-	32,728	54,750
Repayment of notes payable to related parties	(54,750)	-	(54,750)
Proceeds from issuance of common stock, net of
issuance costs	182,950	-	240,450
Cancellation of common stock	-	-	(50,000)

Net cash provided by financing activities	128,200	32,728	101,475

Net increase (decrease) in cash and cash equivalents	46,151	3,290	48,927

Cash and cash equivalents, beginning of period	2,776	533	-

Cash and cash equivalents, end of period	$48,927	$3,823	$48,927

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-	$293
Supplemental Disclosure of Non-Cash
Financing Transactions
Receipt of common stock for no consideration	$-	$-	$600
Reversal of restricted cash against advance
payments from investors	$88,975	$-	$-

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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company’s annual financial statements for the year ending December 31, 2006. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The Company recommends that the accompanying financial statements for the interim period be read in conjunction with the financial statements and notes for the cumulative period from March 7, 2001 (inception) to December 31, 2006 included in the Company’s Annual Report on Form 10-KSB as filed on or about March 19, 2007.

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

Comprehensive Loss
Comprehensive loss is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive loss includes net loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the three and six months ended June 30, 2007 and For the Cumulative Period From Inception (March 7, 2001) to June 30, 2007, the Company’s comprehensive loss was the same as its net loss.

Stock-Based Compensation
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified prospective application transition method. Under this transition approach, the fair value method is used to recognize compensation cost for the unvested portion of awards granted, modified, or settled in fiscal years beginning on the effective date, which remain unvested, as well as for new awards. Since its inception, the Company has not granted any stock-based compensation awards to its employees. As there were no unvested stock-based awards outstanding as of January 1, 2006, the adoption of SFAS 123(R) did not have an impact on the Company’s financial position or results of operations. There were no stock-based awards issued during the three and six months ended June 30, 2007 or during the Period From Inception (March 7, 2001) to June 30, 2007.

Wentworth II, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

Recently Issued Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which gives companies the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurement.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. The FASB previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

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

On January 1, 2007, the Company and Vero entered into an agreement whereby Vero will provide to the Company a broad range of managerial and administrative services for a fixed fee of $1,000 per month, for an initial period of twelve months. At the end of the initial twelve month term, the agreement will continue to remain in effect until terminated in writing by either party. For the three and six months ended June 30, 2007, the Company recorded $3,000 and $6,000, respectively, of managerial and administrative expenses associated with this agreement which are included as a component of general and administrative expenses in the accompanying condensed statements of operations.

4.	Stockholders’ Equity (Deficit)

Pursuant to its certificate of incorporation, the Company is authorized to issue up to 40,000,000 shares of common stock and 10,000,000 shares of preferred stock, each with a par value of $0.01 per share. At June 30, 2007, there were 940,000 shares of common stock outstanding, and no shares of preferred stock issued or outstanding.

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

Wentworth II, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

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

On January 29, 2007, the Company sold 400,000 shares of common stock in a private offering to accredited investors at $0.50 per share, for total gross proceeds of $200,000 and also incurring $17,050 in expenses associated with the offering. The Company sold these shares of common stock under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended and Regulation D promulgated there under. In connection with this sale of common stock, the Company has agreed, subject to certain terms and conditions, to file a registration statement under the Securities Act of 1933, as amended, covering the resale of the shares.

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

Results of Operations

For the three and six months ending June 30, 2007, the Company had no activities that produced revenues from operations.

For the three months ending June 30, 2007, the Company had a net loss of $(9,142), as compared with a net loss of $(27,312) for the corresponding period in 2006. For the three months ending June 30, 2007, the Company incurred $(9,142) of general and administrative expenses, comprised of (a) legal, accounting, audit and other professional service fees of $(3,433) incurred in relation to the filing of the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2007 filed in May of 2007, (b) professional service fees of $(1,533) incurred in relation to the preparation and filing of the Company’s federal and state income tax returns in April of 2007, (c) management fees of $(3,000) incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC, and (d) other miscellaneous operating expenses of $(1,176).

For the six months ending June 30, 2007, the Company had a net loss of $(81,805), as compared with a net loss of $(39,716) for the corresponding period in 2006. For the six months ending June 30, 2007, the Company incurred $(83,376) of general and administrative expenses, comprised of (a) legal, accounting, audit and other professional service fees of $(12,636) incurred in relation to the filing of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 filed in March of 2007 and Quarterly Report on Form 10-QSB for the period ended March 31, 2007 filed in May of 2007, (b) professional service fees of $(1,533) incurred in relation to the preparation and filing of the Company’s federal and state income tax returns in April of 2007, (c) management fees of $(6,000) incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC, (d) legal fees of $(60,000) for advisory services incurred in connection with the combination of potential merger targets, and (e) other miscellaneous operating expenses of $(3,207).

Liquidity and Capital Resources

As of June 30, 2007, the Company had assets equal to $51,427, comprised of $48,927 of cash and cash equivalents and $2,500 of prepaid expenses and other assets. The Company’s current liabilities as of June 30, 2007 were $3,904, comprised exclusively of accounts payable and accrued expenses.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Six months ended June 30,
	2007	2006

Net cash used in operating activities	$(82,049)	$(29,438)
Net cash used in investing activites	-	-
Net cash provided by financing activities	$128,200	$32,728

Net effect on cash	$46,151	$3,290

1

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

(ii) consummating an acquisition.

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

2

Since we filed our Registration Statement on Form 10-SB, Kevin R. Keating, our sole officer and director, has had limited contact or discussions with representatives of other entities regarding a business combination with us.

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

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on March 7, 2001.

*3.2	By-laws.

**16.1	Letter from De Joya Griffith & Company, LLC regarding its dismissal as the Company’s independent registered public accountant.

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007.

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

3

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 3, 2007	WENTWORTH II, INC.

By: /s/ Kevin R. Keating
Name: Kevin R. Keating
Title: President

4