Form 10QSB
period 2007-09-30
WENTWORTH II INC
filed 2007-11-14
CIK 1161550

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-51494

Wentworth II, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

84-1581779
(I.R.S. Employer Identification Number)

Room 101, Building E6, Huaqiaocheng, East Industrial Park
Nanshan District, Shenzhen, 518053
The People’s Republic of China
(Address of Principal Offices)

+86 (755) 8245-1808
Issuer's Telephone Number

936A Beachland Blvd., Suite 13
Vero Beach, FL 32963
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 22,840,000 shares of common stock, par value $.01 per share, outstanding as of November 14, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

WENTWORTH II, INC.

- INDEX -

		Page
PART I - FINANCIAL INFORMATION:

Item 1.	Condensed Financial Statements	F-1

	Condensed Balance Sheets as of September 30, 2007 (Unaudited) and December 31, 2006	F-2

Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2007 and 2006 (Unaudited) and for the Cumulative Period from March 7, 2001 (Inception) to September 30, 2007 (Unaudited)
		F-3

	Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the Cumulative Period from March 7, 2001 (Inception) to September 30, 2007 (Unaudited)	F-4

	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006 (Unaudited) and for the Cumulative Period from March 7, 2001 (Inception) to September 30, 2007 (Unaudited)	F-5

	Notes to Condensed Financial Statements (Unaudited)	F-6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3.	Controls and Procedures	4

PART II - OTHER INFORMATION:

Item 1.	Legal Proceedings	4

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	4

Item 3.	Defaults Upon Senior Securities	4

Item 4.	Submission of Matters to a Vote of Security Holders	4

Item 5.	Other Information	4

Item 6.	Exhibits	5

Signatures		6

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

Wentworth II, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	September 30,	December 31,
	2007	2006
	(Unaudited)

Assets

Current assets
Cash and cash equivalents	$39,072	$2,776
Restricted cash	-	88,975
Deferred offering costs	-	5,000
Prepaid expenses and other assets	3,750	-

Total current assets	42,822	96,751

Total assets	$42,822	$96,751

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$228	$2,802
Accrued expenses	4,812	2,275
Advance payments from investors	-	88,975
Notes payable and accrued interest due to
related parties	-	56,321

Total current liabilities	5,040	150,373

Stockholders' equity (deficit)
Preferred stock, $0.01 par value; 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value; 40,000,000 shares
authorized; 1,120,000 and 600,000 shares issued and
1,120,000 and 540,000 shares outstanding, respectively	11,200	6,000
Treasury stock at par value; 60,000 shares	-	(600)
Additional paid-in capital	291,750	24,600
(Deficit) accumulated during the development stage	(265,168)	(83,622)

Total stockholders' equity (deficit)	37,782	(53,622)

Total liabilities and stockholders' equity (deficit)	$42,822	$96,751

The accompanying notes are an integral part of these condensed financial statements.

Wentworth II, Inc.
(A Development Stage Company)
Condensed Statements of Operations
					Cumulative
					Period From
	Three Months Ended		Nine Months Ended		March 7, 2001
	September 30,		September 30,		(Inception) To
	2007	2006	2007	2006	September 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-	$-

Operating expenses
General and administrative	99,741	28,238	183,117	67,863	310,231

Total operating expenses	99,741	28,238	183,117	67,863	310,231

Loss from operations	(99,741)	(28,238)	(183,117)	(67,863)	(310,231)

Other income (expense)
Interest income	-	-	-	-	356
Other income	-	-	1,571	-	46,571
Interest expense	-	(558)	-	(650)	(1,864)

Net (loss)	$(99,741)	$(28,796)	$(181,546)	$(68,513)	$(265,168)

Net (loss) per share - basic and diluted	$(.11)	$(.05)	$(.20)	$(.18)

Weighted average number of shares of outstanding - basic and diluted	945,870	597,391	899,487	381,538

The accompanying notes are an integral part of these condensed financial statements.

Wentworth II, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders’ Equity (Deficit)
For the Cumulative Period From March 7, 2001 (Inception) to September 30, 2007
(Unaudited)

					Deficit
					Accumulated
				Additional	during the	Total
	Common Stock		Treasury	Paid-In	Development	Stockholders'
	Shares	Amount	Stock	Capital	Stage	Equity (Deficit)

Balances at March 7, 2001 (Inception)	-	$-	$-	$-	$-	$-
Issuance of common stock for cash at $0.05 per share	150,000	1,500		6,000	-	7,500
Net (loss)	-	-		-	(1,322)	(1,322)
Balances at December 31, 2001	150,000	$1,500	$-	$6,000	$(1,322)	$6,178

Issuance of common stock for cash in public offering at $1.00 per share, net of offering costs of $29,563	50,000	500	-	19,937	-	20,437
Net (loss)	-	-		-	(18,525)	(18,525)
Balances at December 31, 2002	200,000	$2,000	$-	$25,937	$(19,847)	$8,090

Cancellation of common stock from 2002 public offering	(50,000)	(500)	-	(19,937)	-	(20,437)
Net income	-	-		-	12,627	12,627
Balances at December 31, 2003	150,000	$1,500	$-	$6,000	$(7,220)	$280

Net (loss)	-	-	-	-	(397)	(397)
Balances at December 31, 2004	150,000	$1,500	$-	$6,000	$(7,617)	$(117)

Net (loss)	-	-	-	-	(385)	(385)
Balances at December 31, 2005	150,000	$1,500	$-	$6,000	$(8,002)	$(502)

Issuance of common stock to related parties for services rendered at $0.05 per share	450,000	4,500	-	18,000	-	22,500
Return of common stock from related parties at $0.01 per share	-	-	(600)	600	-	-
Net (loss)	-	-	-	-	(75,620)	(75,620)
Balances at December 31, 2006	600,000	$6,000	$(600)	$24,600	$(83,622)	$(53,622)

Issuance of common stock for cash at $0.50 per share, net of offering costs of $17,050	400,000	4,000	-	178,950	-	182,950
Issuance of common stock to related parties for services rendered at $0.50 per share	180,000	1,800	-	88,200	-	90,000
Cancellation of treasury stock	(60,000)	(600)	600	-	-	-
Net (loss)	-	-		-	(181,546)	(181,546)
Balances at September, 2007	1,120,000	$11,200	$-	$291,750	$(265,168)	$37,782

The accompanying notes are an integral part of these condensed financial statements.

Wentworth II, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows

			Cumulative
			Period From
	Nine Months Ended		March 7, 2001
	September 30,		(Inception) To
	2007	2006	September 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net (loss)	$(181,546)	$(68,513)	$(265,168)
Adjustments to reconcile net (loss) to net
cash (used in) operating activities:
Common stock issued for services	90,000	22,500	112,500
Foregiveness of accrued interest on notes payable	(1,571)	-	(1,571)
Changes in operating assets and liabilities:
Restricted cash	-	-	88,975
Prepaid expenses and other assets	1,250	-	(3,750)
Accounts payable	(2,574)	4,235	228
Accrued expenses	2,537	4,559	4,812
Accrued interest due to related parties	-	650	1,571

Net cash (used in) operating activities	(91,904)	(36,569)	(62,403)

Cash Flows From Financing Activities
Advance payments received from investors for
future issuance of common stock	-	-	(88,975)
Proceeds from issuance of notes
payable to related parties	-	38,750	54,750
Repayment of notes payable to related parties	(54,750)	-	(54,750)
Proceeds from issuance of common stock, net of
issuance costs	182,950	-	240,450
Cancellation of common stock	-	-	(50,000)

Net cash provided by financing activities	128,200	38,750	101,475

Net increase in cash and cash equivalents	36,296	2,181	39,072

Cash and cash equivalents, beginning of period	2,776	533	-

Cash and cash equivalents, end of period	$39,072	$2,714	$39,072

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-	$293
Supplemental Disclosure of Non-Cash
Financing Transactions
Receipt of common stock for no consideration	$-	$600	$600
Cancellation of treasury stock	$600	$-	$600
Reversal of restricted cash against advance
payments from investors	$88,975	$-	$88,975

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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company’s annual financial statements for the year ending December 31, 2006. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

On October 9, 2007, the Company completed a reverse acquisition transaction with Omnia Luo Group Limited, a British Virgin Islands company, and its operating subsidiary, Shenzhen Oriental Fashion Co., Ltd., a company organized under the laws of Shenzhen, China (“Omnia BVI”) by issuing to the shareholders of Omnia BVI 16,800,000 shares of the Company’s common stock in exchange for all of the issued and outstanding shares of Omnia BVI. As a result, Omnia BVI became a wholly owned subsidiary of the Company and the former shareholders of Omnia BVI became the Company’s controlling stockholders (see Note 5).

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

Wentworth II, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

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

Comprehensive Loss
Comprehensive loss is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive loss includes net loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the three and nine months ended September 30, 2007 and for the Cumulative Period From March 7, 2001 (Inception) to September 30, 2007, the Company’s comprehensive loss was the same as its net loss.

Wentworth II, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

Stock-Based Compensation
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified prospective application transition method. Under this transition approach, the fair value method is used to recognize compensation cost for the unvested portion of awards granted, modified, or settled in fiscal years beginning the effective date, which remain unvested, as well as for new awards. Since its inception, the Company has not granted any stock-based compensation awards to its employees. As there were no unvested stock-based awards outstanding as of January 1, 2006, the adoption of SFAS 123(R) did not have an impact on the Company’s financial position or results of operations. There were no stock-based awards issued during the three and nine months ended September 30, 2007 or during the Period From March 7, 2001 (Inception) to September 30, 2007.

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

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurement.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. The FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

The adoption of these new Statements is not expected to have a material effect on the Company’s current financial position, results of operations, or cash flows.

3.	Related Party Transactions

Notes Payable
During 2002, the Company borrowed a total of $1,000 from Kevin R. Keating, the Company’s sole officer and director (prior to his resignation as officer and director in October of 2007, see Note 5), under an unsecured promissory note bearing interest at 6% per annum, with principal and interest due and payable upon the approval of a Wentworth II, Inc. merger or acquisition by both the Securities and Exchange Commission and Wentworth II, Inc. shareholders.

Wentworth II, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

In May of 2006, the Company borrowed $12,500 from Keating Investments, LLC (“Keating Investments”) under an unsecured promissory note bearing interest at 6% per annum, with principal and interest due and payable upon demand. Kevin R. Keating is the father of the managing member of Keating Investments.

In August of 2006, the Company borrowed an additional $6,250 from Keating Investments under an unsecured promissory note bearing interest at 6% per annum, with principal and interest due and payable upon demand.

In June of 2006, the Company borrowed $20,000 from Vero Management, LLC (“Vero”) under an unsecured promissory note bearing interest at 6% per annum, with principal and interest due and payable upon demand. Kevin R. Keating is also the manager of Vero.

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

Management Agreement
For the years ended December 31, 2006 and 2005, Vero Management, LLC (“Vero”) provided the Company with certain managerial and administrative support services at no charge. Such services were determined to be insignificant in 2006 and 2005. Kevin R. Keating is also the manager of Vero.

On January 1, 2007, the Company and Vero entered into an agreement whereby Vero will provide to the Company a broad range of managerial and administrative services for a fixed fee of $1,000 per month, for an initial period of twelve months. At the end of the initial twelve month term, the agreement will continue to remain in effect until terminated in writing by either party. For the three and nine months ended September 30, 2007, the Company recorded $3,000 and $9,000, respectively, of managerial and administrative expenses associated with this agreement which are included as a component of general and administrative expenses in the accompanying condensed statements of operations.

4.	Stockholders’ Equity (Deficit)

Pursuant to its certificate of incorporation, the Company is authorized to issue up to 40,000,000 shares of common stock and 10,000,000 shares of preferred stock, each with a par value of $0.01 per share. At September 30, 2007, there were 1,120,000 shares of common stock outstanding, and no shares of preferred stock issued or outstanding.

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

In May of 2006, the Company issued 450,000 shares of common stock to five shareholders, all of whom are considered related parties to Kevin R. Keating, as compensation for services rendered to the Company valued at $22,500, or $0.05 per share.

In September of 2006, four of the Company’s existing shareholders, all of whom are considered related parties to Kevin R. Keating, returned 60,000 shares of common stock to the Company for no consideration. The Company accounted for the return of these shares as treasury stock at par value, with a corresponding increase to additional paid-in-capital. These shares have since been cancelled.

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

On September 28, 2007, the Company issued 180,000 shares of common stock to seven individuals, all of whom are employees of an entity that is considered a related party to Kevin R. Keating, as compensation for services rendered to the Company valued at $90,000, or $0.50 per share.

Wentworth II, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

5.	Subsequent Event

On October 9, 2007, the Company entered into a share exchange agreement and completed a reverse acquisition transaction with Omnia Luo Group Limited, a British Virgin Islands company, and its operating subsidiary, Shenzhen Oriental Fashion Co., Ltd., a company organized under the laws of Shenzhen, China (“Omnia BVI”) by issuing to the shareholders of Omnia BVI 16,800,000 shares of the Company’s common stock in exchange for all of the issued and outstanding shares of Omnia BVI. As a result, Omnia BVI became a wholly owned subsidiary of the Company and the former shareholders of Omnia BVI became the Company’s controlling stockholders. The acquisition will be accounted for as a recapitalization effected by a share exchange, wherein Omnia BVI is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of the acquired entity will be brought forward at their book value and no goodwill will be recognized.

On October 9, 2007, the Company also entered into a securities purchase agreement with 38 investors. Concurrent with the consummation of the reverse acquisition, and pursuant to the securities purchase agreement, the Company issued 4,920,000 shares of its common stock and warrants to purchase an aggregate of 4,920,000 shares of its common stock for an aggregate purchase price of $6.15 million, to a total of 38 investors (of whom 29 were accredited investors and 9 were non-US residents who purchased shares and warrants in offshore transactions) in a private placement pursuant to Regulation D and a simultaneous off-shore offering pursuant to Regulation S (collectively, the “2007 Private Placement”).

In connection with the 2007 Private Placement, the Company (a) paid commissions and a non-accountable expense allowance totaling $568,875, and (b) issued warrants to purchase 492,000 shares of the Company’s common stock, to Keating Securities, LLC (“Keating Securities”), as a financial advisory fee in partial consideration of their services in connection with the 2007 Private Placement, pursuant to a placement agreement entered into with Keating Securities on September 14, 2007. Prior to consummation of the reverse acquisition and 2007 Private Placement, the Company may be deemed to have been an affiliate of Keating Securities by reason of the ownership of shares of the Company’s common stock by principals and executives of Keating Securities.

Upon the closing of the reverse acquisition, Kevin R. Keating, the Company’s sole officer and director, submitted a resignation letter pursuant to which he resigned from his position as director effective on the tenth day following the mailing by the Company of an information statement to its stockholders that complies with the requirements of Section 14f-1 of the Securities Exchange Act of 1934, as amended, or the Exchange Act.

Ms. Zheng Luo was appointed as a director of the Company upon the closing of the reverse acquisition, and other director candidates are expected to be appointed as additional directors of the Company following the effective time of the resignation of Mr. Keating. In addition, Kevin R. Keating was replaced as the Company’s sole officer by various Omnia BVI executive officers (including Ms. Zheng Luo) upon the closing of the reverse acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Company Background and Plan of Operations

Wentworth II, Inc. was originally organized as a vehicle to investigate and, if such investigation warranted, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.

Prior to completing a reverse acquisition transaction on October 9, 2007 with Omnia Luo Group Limited, a British Virgin Islands company, and its operating subsidiary, Shenzhen Oriental Fashion Co., Ltd., a company organized under the laws of Shenzhen, China (“Omnia BVI”), the Company was a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended) and the Company’s principal business objective was to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings.

On October 9, 2007, the Company entered into a share exchange agreement and completed a reverse acquisition transaction with Omnia BVI by issuing to the shareholders of Omnia BVI 16,800,000 shares of the Company’s common stock in exchange for all of the issued and outstanding shares of Omnia BVI. As a result, Omnia BVI became a wholly owned subsidiary of the Company and the former shareholders of Omnia BVI became the Company’s controlling stockholders

On October 9, 2007, the Company also entered into a securities purchase agreement with 38 investors. Concurrent with the consummation of the reverse acquisition, and pursuant to the securities purchase agreement, the Company issued 4,920,000 shares of its common stock and warrants to purchase an aggregate of 4,920,000 shares of its common stock for an aggregate purchase price of $6.15 million, to a total of 38 investors (of whom 29 were accredited investors and 9 were non-US residents who purchased shares and warrants in offshore transactions) in a private placement pursuant to Regulation D and a simultaneous off-shore offering pursuant to Regulation S (collectively, the “2007 Private Placement”).

In connection with the 2007 Private Placement, the Company (a) paid commissions and a non-accountable expense allowance totaling $568,875, and (b) issued warrants to purchase 492,000 shares of the Company’s common stock, to Keating Securities, LLC (“Keating Securities”), as a financial advisory fee in partial consideration of their services in connection with the 2007 Private Placement, pursuant to a placement agreement entered into with Keating Securities on September 14, 2007. Prior to consummation of the reverse acquisition and 2007 Private Placement, the Company was an affiliate of Keating Securities by reason of the ownership of shares of the Company’s common stock by principals and executives of Keating Securities.

Upon the closing of the reverse acquisition, Kevin R. Keating, the Company’s sole officer and director, submitted a resignation letter pursuant to which he resigned from his position as director effective on the tenth day following the mailing by the Company of an information statement to its stockholders that complies with the requirements of Section 14f-1 of the Securities Exchange Act of 1934, as amended, or the Exchange Act.

Ms. Zheng Luo was appointed as a director of the Company upon the closing of the reverse acquisition, and other director candidates are expected to be appointed as additional directors of the Company following the effective time of the resignation of Mr. Keating. In addition, Kevin R. Keating was replaced as the Company’s sole officer by various Omnia BVI executive officers (including Ms. Zheng Luo) upon the closing of the reverse acquisition.

Subsequent to the completion of the reverse acquisition transaction with Omnia BVI, the Company’s primary business objective will consist of that of Omnia BVI, which is to design, market, distribute and sell women’s clothing, with an emphasis on fashionable business casual wear. Omnia BVI’s apparel is marketed under the brand names of OMNIALO and OMNIALUO (collectively referred to herein as the “OMNIALUO brands” or “OMNIALUO brand names”) through a network of over 130 retail stores across the People’s Republic of China (“China”). Omnia BVI offers a complete line of business casual women’s wear, including bottoms, tops, and outerwear, as well as accessories, under the OMNIALUO brand names.

Omnia BVI’s network of retail stores across China consisted of 84 stores as of December 31, 2006, 103 stores as of March 31, 2007, and 135 stores as of June 30, 2007, including 21 Company-owned stores, 99 independent distributor stores, and 15 co-owned stores, located throughout China. There are three different types of retail stores that carry the OMNIALUO brands: (i) Company-owned stores, which stores are owned exclusively by the Company and carry only the OMNIALUO Brand apparel, (ii) independent distributor stores, which stores are owned exclusively by third parties and carry the OMNIALUO Brand apparel exclusively, and (iii) co-owned venture stores, which stores are owned jointly by the Company and a third party, and carry the OMNIALUO brands exclusively. All three types of stores are located throughout China. OMNIALO and OMNIALUO are both registered trademarks or subject to a pending application for registration.

Omnia BVI’s current target customers are “white-collar” and “pink-collar” urban females between the ages of 25 to 35. In China, “white-collar” individuals are described as working professionals with after-tax annual income ranging from $2,500 to $7,500 and “pink-collar” individuals as working professionals with after-tax annual income ranging from $7,500 to $22,500.

Ms. Zheng Luo, a prominent designer in China, is Omnia BVI’s chief executive officer and chief designer and the originator of the OMNIALUO brands. Ms. Zheng Luo was also the founder and principal shareholder of Omnia BVI prior to its reverse acquisition with the Company described above.

For additional information please refer to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 15, 2007.

Results of Operations

For the three and nine months ending September 30, 2007, the Company had no activities that produced revenues from operations.

For the three months ending September 30, 2007, the Company had a net loss of $(99,741), as compared with a net loss of $(28,796) for the corresponding period in 2006. For the three months ending September 30, 2007, the Company incurred $(99,741) of general and administrative expenses, comprised of (a) legal, accounting, audit and other professional service fees of $(6,515) incurred primarily in relation to the filing of the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2007 filed in August of 2007, (b) non-cash consulting fees of $(90,000) incurred in relation to the issuance of 180,000 shares of the Company’s common stock in September of 2007 for services previously rendered in connection with the combination of potential merger targets, (c) management fees of $(3,000) incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC, and (d) other miscellaneous operating expenses of $(226).

For the nine months ending September 30, 2007, the Company had a net loss of $(181,546), as compared with a net loss of $(68,513) for the corresponding period in 2006. For the nine months ending September 30, 2007, the Company incurred $(183,117) of general and administrative expenses, comprised of (a) legal, accounting, audit and other professional service fees of $(19,151) incurred in relation to the filing of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 filed in March of 2007, Quarterly Report on Form 10-QSB for the period ended March 31, 2007 filed in May of 2007, and Quarterly Report on Form 10-QSB for the period ended June 30, 2007 filed in August of 2007, (b) professional service fees of $(1,533) incurred in relation to the preparation and filing of the Company’s federal and state income tax returns in April of 2007, (c) non-cash consulting fees of $(90,000) incurred in relation to the issuance of 180,000 shares of the Company’s common stock in September of 2007 for services previously rendered in connection with the combination of potential merger targets, (d) management fees of $(9,000) incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC, (e) legal fees of $(60,000) for advisory services incurred in connection with the combination of potential merger targets, and (f) other miscellaneous operating expenses of $(3,433).

Liquidity and Capital Resources

As of September 30, 2007, the Company had assets equal to $42,822, comprised of $39,072 of cash and cash equivalents and $3,750 of prepaid expenses and other assets. The Company’s current liabilities as of September 30, 2007 were $5,040, comprised of $288 of accounts payable and $4,812 of accrued expenses.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Nine months ended September 30,
	2007	2006

Net cash used in operating activities	$(91,904)	$(36,569)
Net cash used in investing activities	-	-
Net cash provided by financing activities	$128,200	$38,750

Net effect on cash	$36,296	$2,181

Prior to completing a reverse acquisition transaction with Omnia BVI on October 9, 2007, the Company had nominal assets and had generated no revenues since inception. The Company was also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its previous business plan of seeking a combination with a private operating company. In addition, the Company was dependent upon certain related parties to provide continued funding and capital resources.

Subsequent to the completion of the reverse acquisition transaction with Omnia BVI, the Company believes that its currently available working capital (after receiving the net proceeds of a private placement transaction consummated in conjunction with the reverse acquisition transaction) should be adequate to sustain its operations through at least the next twelve months. However, depending on the Company’s future needs and changes and trends in the capital markets, the Company may determine to seek additional equity or debt financing in the private or public markets. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to the Company.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Controls and Procedures.

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (the “SEC”) rules and forms. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 28, 2007, the Company issued an aggregate of 180,000 shares of its common stock, par value $0.01 per share (the “Common Stock”) to seven individuals (the “Consultants”) in consideration for services previously rendered to the Company by the Consultants. The aggregate value of the services rendered by the Consultants was $90,000, or $0.50 per share of Common Stock. The Company issued the shares of Common Stock to each of the Consultants pursuant to the terms and conditions contained in each common stock purchase agreement by and between the Company and each Consultant, the form of which is attached hereto as Exhibit 10.1 (the “Issuance of Stock”). The Company consummated the Issuance of Stock under the exemption from registration provided by Regulation D and Regulation S promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

The Consultants represented in writing that they acquired the securities for their own accounts. A legend was placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom, but may not be sold pursuant to the exemptions provided by Section 4(1) of the Securities Act or Rule 144 under the Securities Act, in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission’s Division of Corporation Finance, to Ken Worm of NASD Regulation, Inc., dated January 21, 2000.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit	Description

******	3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on March 7, 2001.

**** *	3.2	By-laws.

******	10.1	Placement Agreement by and among Wentworth II, Inc., Omnia Luo Group Limited and Placement Agent, dated September 14, 2007.

***	10.2	Form of Common Stock Purchase Agreement by and between the Company and Consultant, dated September 28, 2007.

****	16.1	Letter from De Joya Griffith & Company, LLC regarding its dismissal as the Company’s independent registered public accounting firm.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.

31.2
Certification of the Company’s Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on June 9, 2006, and incorporated herein by this reference.

**	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 20, 2007, and incorporated herein by this reference.

***	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 2, 2007, and incorporated herein by this reference.

****	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 5, 2007, and incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WENTWORTH II, INC.

Date: November 14, 2007	By:	/s/ Zheng Luo
	Name:	Zheng Luo
	Title:	Chief Executive Officer