Form 10KSB
period 2007-12-31
OmniaLuo, Inc.
filed 2008-03-31
CIK 1161550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 000-51792

OMNIALUO, INC.
(Name of Small Business Issuer in Its Charter)

Delaware	88-1581779
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
Room 101, Building E6, Huaqiaocheng East Industrial Park, Nanshan District, Shenzhen 518053, The People’s Republic of China (Address of Principal Executive Offices) (Zip Code)

(+86) 755-8245-1808
(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act: Common stock, $0.01 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer’s combined revenues for its most recent fiscal year are $7,875,757.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of March 24, 2008 is approximately $14,444,832. Shares of common stock held by each officer and director and by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the issuer. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the issuer's common stock as of March 24, 2008 is 22,840,000.

Documents incorporated by reference: NONE.

Transitional Small Business Disclosure Format (Check One): Yes ☐; No ☒

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors mentioned in the “Risk Factors” section of this Form 10-KSB, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

USE OF CERTAIN DEFINED TERMS

In this report, unless indicated otherwise, references to:

• “OmniaLuo” “the Company,” “we,” “us,” or “our” refer to the combined business of all of the entities that form our consolidated business enterprise;

• “China,” “Chinese” and “PRC” refer to the People’s Republic of China;

• “BVI” refer to the British Virgin Islands;

• “SEC” refer to the United States Securities and Exchange Commission;

• “Securities Act” refer to the Securities Act of 1933, as amended;

• “Exchange Act” refer to the Securities Exchange Act of 1934, as amended;

• “RMB” refer to Renminbi, the legal currency of China; and

• “U.S. dollar,” “$” and “US$” refer to the legal currency of the United States.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

We design, market, distribute and sell women’s clothing, with an emphasis on fashionable business casual wear. All our apparel is marketed under the brand names of OMNIALO and OMNIALUO (collectively referred to herein as the “OMNIALUO Brands” or “OMNIALUO brand names”) through a network of over 180 retail stores across the People’s Republic of China (“China”). We offer a complete line of business casual women’s wear, including bottoms, tops, and outerwear, as well as accessories, under the OMNIALUO brand names.

Our network of retail stores across China consisted of 84 stores as of December 31, 2006, and 184 stores as of December 31, 2007, including 26 Company-owned stores, 126 independent distributor stores, and 32 co-owned stores, located throughout China. There are three different types of retail stores that carry the OMNIALUO brands: (i) Company-owned stores, which stores are owned exclusively by the Company and carry only the OMNIALUO brands, (ii) independent distributor stores, which stores are owned exclusively by third parties and carry the OMNIALUO brands exclusively, and (iii) co-owned stores, which stores are owned jointly by the Company and a third party, and carry the OMNIALUO brands exclusively. All three types of stores are located throughout China. OMNIALO and OMNIALUO are both registered trademarks or subject to a pending application for registration.

Our current target customers are “white-collar” and “pink-collar” urban females between the ages of 25 to 35. In China, “white-collar” individuals are described as working professionals with after-tax annual income ranging from $2,500 to $7,500 and “pink- collar” individuals as working professionals with after-tax annual income ranging from $7,500 to $22,500.

Ms. Zheng Luo, a prominent designer in China, is our chief executive officer and chief designer and the originator of the OMNIALUO brands. Ms. Zheng Luo was also the founder and principal shareholder of Omnia BVI prior to our reverse acquisition with Omnia BVI described above. Ms Zheng Luo is currently our largest individual shareholder. The OMNIALUO brands benefit significantly from Ms. Zheng Luo’s professional reputation.

The OMNIALUO brand apparel has been awarded “China’s Best Women’s Wear Design” by China Fashion Designers Association (“CFDA”) every year from 2002-2006.

Development of the OMNIALUO Brands and Formation of Omnia BVI and Oriental Fashion

In 1996, Ms. Zheng Luo created the OMNIALO brand and founded Shenzhen Green’s Apparel Co., Ltd. (“Green’s Apparel”) in Shenzhen, China, in which she owned a 95% equity interest. Green’s Apparel manufactured women’s clothing.

In 1997 the OMNIALO trademark was registered with the Chinese National Trademark Bureau in both Chinese and English. The registrant and initial owner of such trademark was Green’s Apparel.

In March 2003, Shenzhen Oumeng Industrial Co., Ltd. (“Oumeng”) was established. Ms. Zheng Luo was the CEO and 50% equity and controlling owner of Oumeng. Also in March 2003, Oumeng purchased inventory from Green’s Apparel, consisting of women’s apparel. Green’s Apparel has not conducted any business after the transfer of inventory to Oumeng in March 2003, and upon such transfer, Oumeng entered into all contracts with Green’s Apparel’s existing suppliers, manufacturers and distributors, and acquired the OMNIALO trademark in August 2003. In addition to marketing and selling products under the OMNIALUO name, Oumeng also engaged in various other businesses such as other apparel, electronics, kitchenware and other hardware. Oumeng also managed C-Luo Intuition, a luxury made-to-order evening dress brand, which brand was previous owned by Ms. Zheng Luo prior to the sale of such brand to an independent third party. By the end of August 2006, OMNIALUO brand apparel, under the management of Oumeng, was being distributed through 100 retail stores in China.

Ms. Zheng Luo personally applied for the registration of the trademark OMNIALUO in March 2005 and the applications are under review by the Trademark Office of State Administration for Industry and Commerce , and the registration is now anticipated to be approved and effective by the end of 2008.

In early 2006, Ms. Zheng Luo determined that the growth and development of the OMNIALUO brands and its associated women’s apparel products could best be achieved by the formation of a new company which would focus on the design, marketing, distribution and sale of women’s business casual wear, without the potential distraction and costs of operating other businesses. Therefore: (i) in August 2006, Ms. Zheng Luo, together with several other individual shareholders, formed Omnia BVI; and (ii) in September 2006, Shenzhen Oriental Fashion Co., Ltd., a company organized under the laws of Shenzhen, China (“Oriental Fashion”), with ownership held 100% by Omnia BVI, all rights in the OMNIALO trademark were transferred from Oumeng to Ms. Zheng Luo, and Ms. Zheng Luo resigned from her CEO position at Oumeng to devote her full-time effort to Oriental Fashion and Omnia BVI. Subsequently, in April 2007, Ms. Zheng Luo and her sister Ms. Xiaoyin Luo transferred their ownership of Oumeng to their mother, Ms. Yuhua Sun, and to Ms. Yujuan Sun, an unrelated party.

We were originally incorporated in the State of Delaware on March 7, 2001 under the name Wentworth II, Inc. We were formed as a vehicle to pursue a business combination, which we effected through our recent reverse acquisition with Omnia BVI. Our corporate name changed to OmniaLuo, Inc. in November 2007, subsequent to the reverse acquisition.

In October 2006: (i) Ms. Zheng Luo licensed the trademark OMNIALO to Oriental Fashion at nominal cost and executed an agreement assigning the registered OMNIALO trademark to Oriental Fashion, and Ms. Zheng Luo and Oriental Fashion commenced procedures to have the OMNIALO trademark assignments accepted and officially recorded in the Trademark Office; and (ii) Ms. Zheng Luo licensed the trademark OMNIALUO to Oriental Fashion at nominal cost and executed an agreement assigning the pending application to register the OMNIALUO trademark to Oriental Fashion, and Ms. Zheng Luo and Oriental Fashion commenced procedures to have the OMNIALUO trademark assignments accepted and officially recorded in the Chinese National Trademark Bureau once registration of the OMNIALUO trademarks is approved by the Trademark Office.

Principal Products and Pricing Strategy

Principal Products

We offer a complete line of business casual women’s wear including bottoms, tops and outerwear as well as accessories. All apparel is marketed under the OMNIA brands through a network of retail stores across China. Our main product line is “fashionable business casual,” which is suitable for both business and casual environments. Fashionable business casual is clothing that can be worn to work as well as outside the office environment. In recent years, fashionable business casual has gained significant market share in the fashion industry. We also have a smaller “business casual” product line.

Apparel under the OMNIALUO brands is made of high quality materials, and many pieces contain intricate and delicate craftwork. The designs are made to accentuate a woman’s figure while providing a unique cut and stitching to the material which provide a slimming look. The majority of materials used are composed of tatting and knitwear. Tatting and knitwear are soft fabrics and allows women’s skin to “breathe” thus providing comfort in addition to style.

OMNIALUO brand apparel and our chief designer have consistently won top fashion design awards in China since 2002.

With respect to accessories, we released our accessories products in the third quarter of 2007 and plan to release expanded new accessories products in the next several fiscal quarters. Accessories have been identified as an important product line for us and we have dedicated research and development efforts to the creation of accessories. We believe that customers in China are interested in purchasing a complete outfit, which includes clothing, accessories, and shoes. As such, the availability of accessories coordinated with the clothing line, can effectively increase a customer’s total spending.

In the fourth quarter of 2007, we started designing and developing “Omnialuo Collections” to target “golden collar” female professionals in China. The garments will be priced from US$250 to US$400. We plan to produce only 100 to 200 pieces per style, so as to create a sense of exclusivity. We initially introduced “Omnialuo Collections” to the market on a small scale in the fourth quarter of 2007, though we expect to fully launch the product line in the third quarter of 2008.

Pricing

Our design, marketing, and sales divisions are responsible for pricing our products. The design, marketing, and sales divisions make internal evaluations of apparel based on predicted market acceptance and then accordingly price the items. The final price also takes into consideration competitive apparel price levels.

Current Pricing Strategy

The retail price range of our products is between $40 to $300 per item, with the majority of items priced between $60 and $150. In China, this price range is considered the middle to upper-middle price range. The CGIR released by CFDA in 2006 forecasts that this middle to upper-middle price range price range will be the fastest growing segment in the next five years, with an annual growth rate over 25%.

Our full retail price of apparel is typically five to six times our actual production cost. For example, if a shirt costs $15 in raw materials and manufacturing, full retail price will be $83, or 5.5 times production cost. However, only “new arrival” apparel sells at full retail price. The “new arrival” period usually lasts for two months. After such time, various discounts and promotions reduce the actual selling price to between 70% to 80% of the full retail price, which is equivalent to 3 to 4 times production cost.

In China, the average selling price for similar apparel after the new arrival period is 60% to 70% of the full retail price. Our average is better than this average, as we do not discount our products as much as other manufacturers, in part to support our image as a premium brand. Our independent distributors do have some latitude to deviate from our discount policies, but our experience to date is that we provide greater discounts that our independent distributors.

New Pricing Strategy

Over the course of the next three years we will be implementing our new pricing strategy to increase full retail price to eight to ten times our production cost, and increase our average selling price to six to eight times our production cost. We do not expect the price increase to result in a net reduction in sales as we believe that (i) the price increase is in line with industry trends, and (ii) our enhanced advertisement campaign will raise brand recognition, thereby increasing sales. The current average gross profit margin across all ranges of our products is 50% and we expect to improve this gross profit margin to 55% within the next three years.

Customers

In China, professional women are generally divided into three categories, “white-collar”, “pink-collar” and “golden-collar” (when accounting for purchasing-power parity, lifestyle with a household annual income of $12,500 in China is similar to a lifestyle of a household earning $40,000 annually in the United States). (Source: National Bureau of Statistics of China; McKinsey Global Institute Analysis 2006. Both the individual income and household income referred here are after-tax figures.)

Our current target customers are “white-collar” and “pink-collar” urban females between the ages of 25 to 35. In the China, “pink-collar” refers to women who typically earn $7,500 to $22,500 annually. “White-collar” refers to a group of women who typically earn $2,500 to $ 7,500 annually.

Pink-collar workers usually work in high-pay industries such as finance, consulting, legal service, or assume senior positions in government agencies. Our business casual collections as well as our fashionable business casual collection appeal to pink-collar women.

White collar workers usually work in junior or middle positions in an office environment. This includes positions such as secretaries, administrators, operators, IT staff, accounting staff and junior salespeople. Usually, there is no strict dress code for “white-collar” in office. “White-collar” can wear “relaxed” business style apparel instead of business suits or business casual in an office environment. In this sense, our fashionable business casual can be worn by “white-collar” females both in and out of the work environment.

“Golden-collar” refers to the class with annual income over $22,500. They typically hold executive positions in corporations or operate their own businesses. “Golden-collar” females usually like to wear luxury brands. Our brands will eventually target “golden-collar” females as well.

We plan to extend our target demographics to 35 to 45 year-old females by offering premium and mature style of apparel. Our designs in the 2007 spring/summer wear reflected these new styles. Tapping into the 35 to 45 year-old female market is also intended to develop a large group of loyal customers as well as increase revenues and profits. In China, the wealthiest consumers are the 25 to 45 year-old group, much younger than the highest earning group (45-54 years old) in the United States (McKinsey & Company’s proprietary 2004 personal-financial-services surveys in China). A study by Women’s Wear Daily (In the Crosshairs, an article written by Lisa Movius, published in Women’s Wear Daily on March 22, 2005) indicated that urban females aged between 25 to 35 in China demonstrate the highest consumption needs in apparel, spending over 20% of their disposable income on clothing compared to the national average of 8% to 10%. Our strategy of focusing on the 25 to 45 year-old urban female segment is intended to capitalize on this consumption pattern.

Distribution Network and Methods

Retail Stores

Our products are sold in the following types of retail stores: (i) Company-owned stores, (ii) independent distributor stores, and (iii) Co-owned stores, as shown in the chart below. We also run special limited-time outlet sales in major malls to sell excessive inventories at the end of each season. We currently do not have franchisees or franchised stores.

The table below summarizes the characteristics of our major distribution channels:

Sales Channel	Sub Channel	Location	Objective	Characteristics	*Store Level Net Profit Margin
Company-owned	Flagship Stores	Major shopping malls in Tier 1 cities	Showcase brand and attract customers and distributors	Capital outlay: High Inventory risk: High Operating expenses: medium	Medium-low
Stores (26)	Standard Stores	Key shopping malls in highly competitive Tier 1 & Tier 2 cities	Test market to gauge customer interest and increase sales	Capital outlay: High Inventory risk: Mediuim Operating expenses: Medium	Medium

Independent Distributor Stores (126)	Independent Distributor Stores	Tier 1, Tier 2 & Tier 3 cities	Maximize sales and profit	Capital outlay: Low Inventory risk: Low Operating expenses: Low	High

Co-owned Stores (32)	Co-owned Stores	Tier 1 & Tier 2 cities	Maximize sales and profit	Capital outlay: Medium Inventory risk: High Operating expenses: Medium	Medium-high

* In calculating the store level net profit margin, we take into consideration related store expenses billed to us, including decoration, rent, payroll, mall management fees, and utilities.

(i) Company-Owned Stores

Company-owned stores are retail stores owned 100% by us that sell the OMNIALUO Brand exclusively. We manage the daily operations of these stores, and pay all operating expenses, including decoration, rent, payroll and utilities. All Company stores are located either within shopping malls or in independent stores located on the street. We are obligated to share revenues with the shopping malls in which our stores are located. In some instances there are minimum revenue payments to the landlord, or a threshold before revenue is split, or both. On average we must turn over 20% of the profits from each store to the shopping mall in which such store is located. Company-owned stores accounted for 14.1% of our total sales in 2007 and are expected to account for approximately 10% of our total sales in 2008.

Due to the revenue split and high operating cost, our Company-owned stores have the lowest profitability among all of our distribution channels. Nonetheless, we believe that shopping malls are the best location for our stores as according to the CGIR, in 2005, shopping malls and department stores represented over 55% of apparel sales in urban cities in China.

As of December 31, 2007, we operated 26 Company-owned stores in key shopping malls in the first-tier and second-tier cities (see below under “Location of Retail Stores - Markets”). These stores are fashionably decorated and offer the most complete product lines. These stores serve to showcase and promote the OMNIALUO brands. In addition, the Company-owned stores are used to monitor market trends and our products’ performance.

There are two types of Company-owned stores, (1) flagship stores, and (2) standard stores. Flagship stores are high-profile stores, located in key shopping malls of the first-tier cities, such as Shanghai, Beijing, and Shenzhen, extravagantly decorated, displaying a number of luxurious items and offering the complete OMNIALUO Brand product line. The cost of opening and operating flagship stores is high, thus making them the least profitable among all store types. Standard stores, which are well decorated, however, less extravagantly than the flagship stores, are operated in major shopping malls of the first-tier and second-tier cities.

(ii) Independent Distributor Stores.

Independent distributor stores are owned 100% by a third party and sell the OMNIALUO Brand exclusively. Our products are sold to independent distributor stores at 35-40% of the full retail price. We average approximately a 50-55% net profit margin on sales to the independent distributors. No items are sold on consignment. The independent distributor stores make a 30% down payment upon ordering and pay the balance before any shipment is sent. Hence, the independent distributor store model generates a high profit margin for us, with no upfront investment, minimal inventory risk and minimal cash flow shortage.

Independent distributor stores are the most important distribution channel for our sales. As of December 31, 2007, we had 126 independent distributor stores across China. The independent distributor stores represented 76.5% of our revenues in 2007, and are expected to represent 80% of our revenues in 2008. Our future success is to a large extent dependent on increasing the number of the independent distributor stores. We intend to increase the number of our independent distributor stores from a total of 126 as of December 31, 2007, to approximately 200 by the end of 2008.

For each of the years ended December 31, 2006 and 2007, no single independent distributor represented more than 12% of our total sales for the period.

(iii) Co-owned Stores

Co-owned stores are owned jointly by us and a third party and sell the OMNIALUO Brand exclusively. All co-owned stores are located in key shopping malls in first-tier and second-tier cities. The co-ownership partner receives 30% of the revenue from co-owned stores, after deducting the 20% due to the shopping mall. Operating expenses are split evenly between us and the co-ownership partner, however 70% of the upfront investment is made by us. We retain full ownership of the inventory delivered to the co-owned stores. We average approximately a 40% to 50% net profit margin on sales from co-owned stores. Co-owned stores accounted for 9.4% of our total sales in 2007, and are expected to account for 10% of our total sales in 2008.

Co-owned stores serve as good complements to Company-owned stores and independent distributor stores with a relatively high net profit margin of 40%-50%. We expect to increase our co-owned stores from 32 as of December 31, 2007, to over 50 by the end of 2008.

(iv) Outlets & Special Sales Promotions

Periodically, we run outlet sales in major malls to dispose of excessive inventory at the end of each season. We are also in discussions with a nationwide outlet store chain to possibly move excessive inventory through 20 of that chain’s stores in outlying areas. We earn a small profit from the outlet channel.

Dedicated Support for Independent Distributors and Co-ownership Partners

We provide assistance to our independent distributors and co-ownership partners. By helping the independent distributors and co-ownership partners operate efficiently and profitably, and rewarding independent distributors and co-ownership partners that meet or exceed sales targets, we are able to encourage successful distributors and co-ownership partners to open more stores. Many of our top ten distributors have multiple independent or co-ownership stores.

We provide assistance to our independent distributors and co-ownership partners in the following areas of operations.

(i) Setting up: retail site selection, construction, provision of our retail infrastructure, image conformity and organization of the operational systems.

(ii) Training: continuing support on visual display, customer service and store administration.

(iv) Advertisement and promotion: coordinating system-wide advertising and promotional activities to increase independent distributors’ and co-partners sales and profits. Beyond discounts, promotional activities consist of loyalty clubs and members’ only events, store and Company anniversary promotions, limited editions, gift items and sales promotions coordinated with other suppliers of accessories.

(v) Inventory liquidation: helping independent distributors to move excess inventory by exchanging inventories among stores and selling through outlets.

(vii) Financial analysis and support: Our finance department can analyze each store’s financial situation and recommend specific performance adjustments. It also administers incentive systems to reward successful independent distributors and maintain the highest standards of quality control.

Growth Plan for Distribution Channels

We plan to increase our total store numbers from 184 as of December 31, 2007, to over 250 by the end of 2008, including approximately 44 Company-owned stores, 200 independent distributor stores and 50 co-owned stores. We plan to establish one high-profile flagship store in each of the five geographic regions of China (included in the 44 planned Company-owned stores). Our business growth will be critically dependent on brand enhancement, new product development, and network expansion. We believe that network expansion can be achieved quickly and in the most cost-efficient manner by adding independent distributor stores and co-owned stores rather than Company-owned stores.

We believe our expansion plan for independent distributor stores and co-owned stores is feasible as (i) we have structured our independent distributor stores and co-owned stores to require low startup costs, and (ii) we launched advertising campaigns and market promotions of OmniaLuo in October 2007 that is continuing into 2008 to promote the OMNIALUO brands. The advertising features Ms. Zheng Luo and the OMNIALUO brands in major fashion magazines in China such as Vogue, Harper’s Bazaar and Cosmopolitan. We believe that the increased publicity will enhance our brand image and result in increased numbers of interest from independent distributors and co-partners.

Franchising

We will be eligible to enter into franchise arrangements one year after our application for a retail license is approved. However, we have no existing plans to enter into such arrangements.

Location of Retail Stores - Markets

Market Regions

There is significant regional disparity in China with respect to per capita GDP. China is divided into five regions, the Eastern, Southern, Western, Northern and Central regions. Eastern and Southern China are the richest regions and represent 36% of China’s population and 56% of China’s GDP.

In the Eastern and Southern regions, the population had an average per capita GDP of $2,400, above the national average of $1,000 in 2005 (National Bureau of Statistics of China, 2006). In the Northern region, the per capita GDP averaged $2,100, in the Central region, the per capita GDP averaged $1,100 and in the Western region the per capita GDP averaged $680.

Our OMNIALUO Brand apparel has been recognized quite well in the Southern region, and also has a certain level of market penetration in the Eastern and Central regions. We are currently making efforts to strengthen our foothold in existing markets, increase our sales in the Eastern and Southern regions, and develop a market in the Northern region.

Cities in China where Retail Stores are Located

Our products are marketed and sold in cities in China that have the highest levels of average disposable income. For marketing purposes, we classify cities into five groups as follows:

(i)
First-tier cities are cosmopolitan cities located in the center of each of the five geographic regions. Shanghai and Hangzhou (Eastern China), Shenzhen and Guangzhou (Southern China), Xi’an, Cheng Du, and Chongqing (Western China), Beijing and Shenyang (Northern China), and Wuhan and Changsha (Central China) are first-tier cities.

(ii)	Second-tier cities are typically provincial capitals excluding the cities in tier one. In China, there are approximately 25 second-tier cities.

(iii)	Third-tier cities are major towns outside the provincial capitals. In China, there are over 265 third-tier cities, of which 50 have populations of over 1 million.

(iv)	Fourth-tier cities are small cities distributed in hundreds of small counties.

(v)	Fifth-tier cities are small cities in rural and remote areas.

The cities in the first three tiers account for less than 40% of the population in China but over 70% of the national disposable income.

Our products are currently sold in first-, second- and third-tier cities. The tables below provide geographical distribution of our sales channels as of December 31, 2007.

Company-Owned Stores and Co-Owned Stores
Region	City	Number of Stores
Eastern China	Shanghai	4
Southern China	Shenzhen	16
	Guangzhou	8
	Fujian	4
	Kunming	4
Central China	Wuhan	8
Northern China	Shenyang, Harbin, Beijing, Jinzhou, ShanDong	14
Total		58

Independent Distributor Stores
Region	Number of Stores	Number of Distributors
Eastern China	12	11
Southern China	42	32
Central China	27	21
Western China	12	8
Northern China	33	29
Total	126	101

Product Design, Research and Development

Designers

One of our main strengths is our artistic design team, led by renowned chief designer Ms. Zheng Luo. Our design team consists of 14 designers, many of whom have been working with Ms. Zheng Luo for several years. Ms. Zheng Luo’s ability to retain her design team provides for consistent designs and greater brand loyalty.

Our chief designer, founder and chief executive officer, Ms. Zheng Luo, is a prominent designer in China’s fashion industry. Ms. Zheng Luo and the OMNIALUO brands have been featured frequently in various popular fashion magazines such as Harper’s Bazaar, L’Official, Marie Claire, Vogue, Jessica and Cosmopolitan. Ms. Zheng Luo has also been interviewed by many leading domestic and international media, including China Central Television (“CCTV”), the largest TV network in China, Hong Kong Phoenix TV, French Fashion TV, Italian Orbit TV, Vogue UK and Washington Daily.

Ms. Zheng Luo’s designs have been worn by several Chinese media celebrities. In 2006, the well-known Chinese movie star Ms. Ziyi Zhang, who starred in films such as the Memoirs of a Geisha, House of Flying Daggers, and Hero, wore one of her evening dresses while attending a celebrity charity banquet. Ms. Luo’s fashion show held in Beijing in November 2006 was attended by, among other notable attendees, Ms. Bingbing Fan, and ranked by Forbes as the 7th most famous person in China. Ms Bingbing Fan wore Ms. Zheng Luo’s design to that Beijing show.

We conduct an active training program for our designers. Each of our designers attends on average over 10 training sessions ever year and visits the Hong Kong SAR and other major cities in China regularly to see the latest fashion trends and understand the local tastes. Training sessions take various forms. For example, in August 2006, all designers were invited and attended the Fashion Master Salon in the Hong Kong SAR hosted by Mr. Weiming Ma, the Vice Chair of the Hong Kong SAR Fashion Design Association. Also in 2006, Mr. Dazhi Deng, a well-known Hong Kong SAR fashion designer and Mr. Yutao Wang, a well-known Chinese designer, visited us and held a seminar for our designers. In November 2006, all of our designers were invited and attended China Fashion Week in Beijing, the largest event of its kind in the Chinese fashion community.

The table below lists some of the awards Ms. Zheng Luo, her team members and the OMNIALUO brand have received.

Awards to Ms. Zheng Luo

2007	One of the Top 10 Outstanding Designers, awarded by CFDA

2006
Golden Peak Award in Beijing’s Fashion Show, awarded by China Fashion Designers Association (CFDA, the highest authority in China’s fashion industry)

Golden Peak is viewed as the most prestigious award in the Chinese fashion industry. Each year this award is given by the CFDA to one single designer in recognition of his/her overall outstanding achievements in the fashion design industry. Only “The Best Women’s Wear Designer” recipients in the preceding years are qualified to be nominated for the Golden Peak Award.

2005	Lycra in Style Designer Award, awarded by Harper’s Bazaar

2005
The Best Women’s Wear Designer, awarded by CFDA

This award, granted by CFDA, is regarded as second only to the Golden Peak Award. Ms. Zheng Luo winning the “Best Women’s Wear Designer” award in China is comparable to Calvin Klein’s chief designer, Francisco Costa’s winning the Women’s Wear Designer of the Year in 2006 in the United States.

2005	One of the Top 10 Young Designers in China, awarded by CFDA

2004	The Best Women’ Wear Designer, awarded by CFDA

2004	The Outstanding Designer in Asia, trophy awarded by Moet & Chandon

2003
The NAUTICA Originality Foundation Platinum Prize, awarded by Nautica

Ms. Zheng Luo, selected from among over 1,000 other Chinese designers, won the Nautica prize, a prize awarded to the most talented Chinese designer in 2003.

2003
Invited to Fashion China Seminar held in Paris Louvre Museum.

Ms. Zheng Luo, together with five other talented Chinese designers, was invited to present a China-focused fashion show at the Louvre Museum.

2002	One of the Top Ten Fashion Designers in CHINA, awarded by CFDA

2002	#1 among Top Ten Designers, awarded by CFDA

Awards to the OMNIALUO Brand

2006	China Best Women’s Wear Design, awarded by CFDA

2005	China Best Women’s Wear Design, awarded by CFDA

2004	China Best Women’s Wear Design, awarded by CFDA

2003	China Best Women’s Wear Design, awarded by CFDA

2002	China Best Women’s Wear Design, awarded by CFDA

Awards to Other Company Design Professionals

2003	Mr. Chao Li was designated the senior fashion designer by CFDA

2006	Ms. Yi Zhou was awarded one of the top ten designers in Guangdong Province by CFDA

Product Design Process

New collections in the Chinese fashion industry are usually introduced twice each year, one collection for Spring/Summer and one collection for Fall/Winter.

In order to stay on top of the latest fashion trends, starting in late 2006 we began introducing new collections at trade shows or fashion shows four times a year. Specifically, we now introduce our (i) spring collection in November, (ii) summer collection in March, (iii) fall collection in May, and (iv) winter collection in August.

We typically receive on average 80% of our orders during these trade events. This percentage is expected to be lower going forward due to our enhanced marketing efforts, as with strengthened marketing efforts more orders are expected to be obtained from other distributors who do not participate in the trade events. We completed the implementation of a new information management system for product order placements, to enhance our overall business process management, in Company-owned and co-owned stores in 2007. We have also selected 20 independent distributors for implementation of the system.

Our design team currently develops over 1,600 new products per year, but only releases about 550 new products after careful selection of what to release to the market. As we currently have more designers than in 2006, we have focused on improving the design and quality of the garmets we produce.

The design process for each season requires approximately fifty to sixty days from conceptualization to finalization, and can be roughly divided into three stages, planning, design and sample making. The design process of one season will start while that of the preceding season is still in progress.

(i)
Planning. In the planning stage, Ms. Zheng Luo and her design team try to predict the upcoming seasons’ fashion trends for Chinese women apparel. The goal is to integrate the latest North American fashion trends with the Chinese woman’s aesthetic sense. The design teams then develop four themes per collection. After deciding on the main themes, the design team decides how many product lines to introduce under each theme. The planning stage lasts approximately 20 days.

(ii)
Design. In the design stage, our designers collect original fabrics and accessories. The designers then prepare drawings for the individual items in each product line. The design process takes approximately 30 to 40 days.

(iii)	Sample Making. Sample making is the last stage of the design process where pattern making, cutting, sewing, fitting and revision take place and usually lasts for approximately 2 days.

Procurement, Suppliers, Manufacturing, and Quality Control

Procurement

We have a purchasing department currently comprised of five employees. This department is engaged in all procurement activities, such as specification and sample testing, production capability verification, order placement, contract management, and price and quantity negotiations. Final pricing for all orders are approved by both our chief executive officer Ms. Zheng Luo and our vice president.

We do not use independent agents in our procurement activities. We believe that our in-house personnel are better equipped to focus on our interests, to respond to our needs and, are more likely to build long-term relationships with key vendors. We believe that these relationships will improve our access over the long-term to raw materials at favorable prices.

The entire process from searching for suppliers to reaching a procurement agreement usually takes one week. In most cases, it takes 20 to 30 days to receive the purchased raw materials. In case inventory is lower than required, we remedy shortfalls by purchasing from the same suppliers to ensure the consistency of quality. Manufacturers’ delivery dates are generally specified by contract to ensure that products will be available in our warehouses when we need them. We believe we have good relationships with our suppliers and there will be adequate sources to enable us to produce sufficient supply of apparel in a timely manner. Once we purchase the material, that material are delivered to independent manufacturers for further processing and/or decoration.

Suppliers

The raw materials required by us can be divided into two categories: (i) tatting and knitwear and (ii) woolen and leather-made garments. For tatting and knitwear made garments, we purchase raw materials which are delivered to independent manufacturers for further processing. For woolen and leather-made garments, we purchase ready-to-wear clothes which require further design work and are also delivered to independent manufactures for further processing and decoration.

We currently purchase a variety of materials from over fifty vendors. We believe that there is a sufficient number of suppliers for such materials in the market. Except as described below, no one supplier accounted for more than 5% of our total raw material and finished goods purchases in each of 2006 or 2007.

In the fourth quarter of 2006 and the first quarter of 2007, we could not directly contract with any manufacturers or suppliers because the procurement and manufacturing cycle commenced before Oriental Fashion, our PRC subsidiary, received its business license. As a temporary resolution, Oumeng, on behalf of Oriental Fashion, signed all procurement and manufacturing agreements with raw materials suppliers and manufacturers to produce the OMNIALUO Brand apparel. Oriental Fashion then purchased finished OMNIALUO Brand apparel from Oumeng. Therefore, in the fourth quarter of 2006, Oriental Fashion purchased $821,196 of finished apparel from Oumeng, representing more than 90% of all of our purchases during 2006, and in 2007, Oriental Fashion purchased $1,451,699 and $1,185,895 of finished apparel from Oumeng and Yin Hu Company (Yin Hu), respectively.

Outsourced Manufacturing

We do not operate any manufacturing facilities, and we do not currently have any plans to do so in the near future. Our apparel is produced by independent manufacturers that are selected, monitored and coordinated by our quality control department to assure conformity to our quality standards. We believe that the use of independent manufacturers increases our production flexibility, enables us to focus on higher margin business, and, at the same time substantially reduces capital expenditures and avoids the costs of maintaining a large production workforce. We maintain ownership of the raw materials and finished goods while such items are at our independent manufacturers.

We believe that our long-term, reliable and cooperative relationships with many of our manufacturers provide a competitive advantage over many of our competitors. Our merchandise is produced by approximately 15 independent manufacturers located in Guangdong Province, China with close proximity to our headquarters in Shenzhen, China.

Yin Hu, one of our contract manufacturers, currently produces approximately 40% of our annual manufactured garments in terms of dollar amount. The remaining 60% of the Company’s products are produced by the other fourteen independent manufacturers.

Although there are no long-term agreements between us and any of our contractors or suppliers, we believe our relationships with our suppliers and contract manufacturers are excellent. In addition, we receive preferential treatment from Yin Hu as the products manufactured by Yin Hu for us usually account for over 90% of Yin Hu's production capacity. Further, Yin Hu was 80% owned by Ms. Zheng Luo, our founder and chief executive officer, until January 2007, at which time she transferred her entire interest in Yin Hu to unrelated third parties.

Quality Control

We monitor the quality of fabrics ordered and inspect samples of each product before production begins. We also perform random quality control checks during and after production before the garments leave our manufacturers. Our quality control personnel visit all independent manufacturers’ facilities at least three times a week. Final inspections occur when the garments are received in our warehouse. After that, we distribute finished garments to retail stores nation-wide. We employ two full-time quality control personnel, as well as additional three inspectors at our warehouse. Our quality control program is designed to ensure that our products meet our high quality standards and that we deliver high quality products to retail stores. As we further expand our stores and increase our sales, we plan to hire more quality control personnel.

Information Management Systems

Since January 2007, we have been implementing a new information management system. This system is intended to enable us to procure raw materials on an economic purchase order basis, keep track of raw materials stock on a real time basis and monitor the production process. This system is intended to improve production efficiency and reduce purchasing and storage costs. We have applied the distribution function of the new system to our Company-owned stores and some of our co-owned stores. By implementing the distribution function, we are able to check our apparel stock in different categories, different sizes and colors on a real time basis. For example, if one Company-owned store is in need of certain inventory, we are able to immediately communicate to the other Company-owned store with excess inventory in that category and ensure a prompt redistribution of inventory among both stores within one or two days. This new distribution function is expected to reduce lost sales arising from inventory shortage in particular stores and better allocate resources among different stores across different regions. Currently, we are satisfied with the implementation results of the new distribution function in the Company-owned stores and our co-owned stores. We have started to extend the application of the new system to selected independent distributor stores.

Inventory

We generally receive the bulk of our orders from retail stores in trade or fashion shows and usually fulfill these orders within three months. The orders are non-cancelable, requiring in the case of orders from independent distributors a 30% down payment upon the order placement, with full payment due before delivery of the goods. Once orders are placed, retail stores are allowed to exchange 10% of the merchandise ordered for the first time but no exchanges are allowed in subsequent orders for the same products.

Backlog

On December 31, 2007, our backlog of unfilled firm orders for delivery was approximately $1.5 million, compared with a backlog of unfilled firm orders for delivery of approximately $5.0 million as of September 30, 2007, approximately $4.5 million as of June 30, 2007 and approximately $1.0 million as of December 31, 2006. We believe that our backlog at any specific point in time is not necessarily indicative of sales and business results in the near future.

Employees

All of our employees are employees of our wholly owned PRC operating subsidiary, Oriental Fashion. As of December 31, 2007, we had approximately 120 full-time employees. We consider our employee relationships to be satisfactory. We plan to increase the number and level of our skilled executive management executives.

Intellectual Property

The Company has two trademarks, Omnialo and OmniaLuo.

Omnialo. Oriental Fashion has acquired rights of use to the Chinese and English OMNIALO trademarks, which were assigned to it for nominal cost by Ms. Zheng Luo, until October 6, 2017. The transfer of ownership of the trademarks has been approved by the Trademark Office of State Administration for Industry and Commerce (the “Trademark Office”). Ms. Zheng Luo has licensed use of these trademarks to Oriental Fashion. These trademarks originally expired in September 2007 (for the Chinese trademark) and October 2007 (for the English trademark), and applications to extend their registration until 2013 were filed and were approved in September 2007, resulting in new expiration dates of September 2017 (for the Chinese trademark) and October 2017 (for the English trademark). Both Oumeng and Ms. Zheng Luo have entered into agreements with Oriental Fashion agreeing not to use the OMNIALO trademarks in the future.

Omnialuo. Oriental Fashion has licensed, at nominal cost, rights of use to the Chinese and English OMNIALUO trademarks, the registration of which Ms. Zheng Luo had initially applied for in March 2005. These applications are under review by the Trademark Office, and approval is now anticipated by the end of 2008. The approval process usually takes two to three years, but the trademark can be used during the application process. Ms. Zheng Luo has agreed to transfer the Chinese and English OMNIALUO trademarks to Oriental Fashion at nominal cost once registration of the OMNIALUO trademarks is approved by Trademark Office. Both Oumeng and Ms. Zheng Luo have entered into agreements with Oriental Fashion agreeing not to use the OMNIALUO trademarks in the future.

Competition

The women’s apparel market is highly fragmented in China. It is estimated by the China Garment Industry Report that in 2005, the top ten women’s wear brands, including international brands and domestic ones, totaled only 13.36% of the total market. The market is extremely sensitive to fashion swings and diversified consumer preferences.

Honoring commitments in WTO agreements, on December 11, 2004, the Chinese government lifted all restrictions imposed on foreign enterprises regarding their entry into China. Foreign retailers are allowed to establish wholly owned foreign enterprises in China with no restrictions on registered capital. Further, foreign retailers are allowed to open stores in any geographic areas in China. Therefore, in addition to domestic competition, the Company is subject to increasing competition from international brands.

Among our competitors are well established domestic brands such as Girdear and JNBY, and well established international brands such as Esprit, Etam, Ochirly and, more recently, Zara, H&M, Gap and others, most of which have the same demographic focus as us. Many of our domestic competitors, and most or all of our international competitors, are significantly larger and have substantially greater distribution and marketing capabilities, capital resources and brand recognition. We believe we can effectively compete with other brands based on our attention to Chinese customers’ aesthetic tastes, reflected through our design and use of materials, and the role in and commitment to the Company of our chief designer, founder and principal stockholder, Ms. Zheng Luo.

Growth Strategy

We plan to grow our sales and net profit margin based on the following strategies:

Selectively Expand its Distribution Channels. To take advantage of the minimal financial and human capital resources required to start independent distributor stores and the high profit margins associated with them, we plan to increase the number of independent distributor stores from 126 as of December 31, 2007, to over 200 stores by the end of 2008, and to increase co-owned stores from 32 as of December 31, 2007, to approximately 43 by the end of 2008. We plan to achieve this goal by encouraging existing distributors and co-ownership partners to open more stores and by attracting new independent distributors and co-ownership partners. Factors such as rising brand awareness, supported by Ms. Zheng Luo’s professional reputation, an intensive brand advertisement campaign, enhanced market development programs, expected improved independent distributor profitability as a result of implementation of a price markup policy, and our continued major support for independent distributors and co-ownership partners are expected to help us to achieve our goal of over 250 total sales outlets (independent distributor, co-owned and Company-owned stores combined) by the end of 2008.

Develop New Merchandise Categories. Accessories have been identified as an important future product line for the OMNIALUO Brand. The new expanded accessories product line was released in Q3 2007. In addition, in the fourth quarter of 2007, we started designing and developing “Omnialuo Collections” to target “golden collar” female professionals in China. The garmets will be priced from $250 to $400. Initially, our strategy is to produce only 100 to 200 limited pieces per style which is intended to create a sense of exclusivity while increasing revenues and profits. We initially introduced “Omnialuo Collections” to the market on a small scale in the fourth quarter of 2007, though we expect to fully launch the product line in the third quarter of 2008.

Expand its Market Vertically and Horizontally. We aim to continue to target the demographics of 25 to 35 aged females and vertically extend into the 35 to 45 age group by offering premium and mature styled apparel. The 35 to 45 age female group generally has higher brand loyalty and purchasing power, and penetrating this age group is intended to develop a large group of loyal customers and increase our profits. We will also seek to expand our market horizontally by increasing our visibility in northern China by offering apparel tailored to the local consumers’ dressing tastes. This is being implemented by our designers who have an understanding of local northern China preferences. These designs were included in our spring/summer 2007 product line that was released in December 2006.

Regulatory Matters

Franchise Regulation. We will be eligible to enter into franchise arrangements one year after our application for a retail license is approved. However, we have no existing plans to enter into such arrangements. Should we enter into such arrangements, we would be required to comply with certain legal requirements, including owning at least two Company-owned or co-owned stores in China for over one year, having the ability to provide long-term training services to the franchisee, having a goods supply system that is stable and that can guarantee quality, and having a good reputation in business operations, and we would be required to submit an application to the relevant Chinese authorities.

Elimination of Restrictions on International Competitors in China. Honoring commitments in WTO agreements, on December 11, 2004, the Chinese government lifted all restrictions imposed on foreign enterprises regarding their entry into the retail market in China. Foreign retailers are allowed to establish a wholly owned foreign enterprise in China with no restrictions on registered capital. Further, foreign retailers are allowed to open any number of stores in any geographic areas in China. This opens the door for substantial competition from a number of larger international apparel retailing brands and companies. See “Competition” above.

Industry Overview

Economy in China. According to the China Garment Industry Report, China has sustained over 9% GDP growth for the last 25 years and is likely to continue at 7% GDP growth in the next five years. In 2005 China achieved a GDP of $2,314 billion and total consumption of $852 billion. The report further revealed that Chinese people, in general, spend 8% to 10% of their disposable income on purchasing garments and the garment industry in China in 2005 saw overall sales of $87 billion. The report forecasted that the garment industry in China will continue at over 20% annual growth rate for the next 5 years.

Segments. The garment industry in China can be divided into seven major categories, which are women’s outerwear, men’s outerwear, kids’ outerwear, knitwear, underwear/nightwear, accessories, and socks. Women’s outerwear is the biggest sector in the Chinese garment industry and accounted for 36% of garment industry sales by dollar amount in 2005. In contrast, men’s outerwear only represented 22% of industry sales in the same period. Underwear/nightwear is also a significant sector in garment industry in China.

The below diagram illustrates the percentage of sales for each garment category in 2005 in China. Overall garment industry sales in China in 2005 were $87 billion (Source: Chinese Garment Industry Report, 2005-2006).

Concentration. Rates of concentration differ from one garment sector to another. Men’s wear in China was the most concentrated sector, with the top 10 sellers (both international brands and Chinese domestic ones) occupying 50% of collective sales in men’s wear. Kids’ wear follows as the second most concentrated sector, with the top 10 sellers representing 35% of overall sales of kids’ wear. Women’s wear is the most fragmented sector, with then top ten sellers only accounting for 13.36% of sales. The garment industry is not experiencing a major consolidation. Instead, it is undergoing a reshuffling with quality brands, existing or new, taking market share from low quality and non-branded products.

Distribution Channels. In China, urban dwellers do most of their shopping in shopping malls or department stores because they feel brands displayed in big stores are more trustworthy with high quality guarantees. CGIR indicated that, in 2005, 55% of garment purchases were made in shopping malls or department stores, 23% in specialty stores such as franchised stores, 13% in grocery stores, 6% in outlets and the remaining 3% in other channels.

The diagram below illustrated the percentage of Garment Sales in China by Distribution Channels in 2005. Overall garment industry sales in 2005 in China were $87 billion. (Source: Chinese Garment Industry Report, 2005-2006.)

Structural Changes. The Chinese apparel industry has experienced three stages. Before 1990, apparel was purchased primarily for functional purpose and people were very price conscious when making purchase decisions. From 1990 to 1999, people were shifting their attention from being mainly price conscious to being more quality aware; they liked to purchase clothes which were comfortable and durable. Since 1999, people are increasingly brand aware and more inclined to purchase quality brand apparel. This is especially true for young and middle aged urban females who like to wear personalized and distinctive brands to appear unique.

Market Analysis

Market Segments. The Chinese women’s apparel market can be segmented into different categories by price, age, and style as indicated in the following tables.

Segments by Garment Price

Price Category	Full Retail Price Range	Customer’s Social Status	Customers’ Annual Income	Family’s Social Class	Family’s Annual Household Income
Low price	< $ 37	Blue-Collar	< $1,500	Poor	$	< $3,125
Lower-middle price	$37-$75	Blue-White Collar	$1,500-$2,500	Lower-Middle Class		$3,125-$5,000
Middle price	$75-$125	White-collar	$2,500 - $7,500	Upper-middle Class		$5,000-$12,500
Upper-middle price	$125-$188	Pink-collar	$7,500-$22,500	Mass Affluent		$12,500-$25,000
High price	$188-$375	Golden-collar I	$22,500-$30,000	Global Affluent		$25,000-$50,000
Luxury price	> $375	Golden-collar II	>$30,000	Wealthy		> $50,000

Note: all income figures are after tax.

In 2005, the upper-middle class and mass affluent class accounted for 9.4% and 0.5% of the total urban population respectively. However, they represent 24.2% and 2.4% of total urban disposable income. With the growing economy in China, Chinese urban population is undertaking structural changes. The McKinsey report projected that by 2015, the percentage of upper-middle class could grow to 21.2% from 12.6% in 2005 and the mass affluent class could grow to 5.6% from 0.5% in 2005. The report also projected that the two groups collectively would occupy 44.3% of urban disposable income, compared to 26% in 2005.

Segments by Consumer Age Group

Age Group	Age Range	% of Total Female	Group Size (‘000)
<15	Kids	18%	111,422
15-19	Teenagers	9%	52,676
19-25	Youth	7%	40,440
25-35	Young Adults	17%	103,903
35-45	Middle-age Adults	18%	111,122
>45	Seniors	32%	196,333

Source: National Bureau of Statistics of China, 2005

The 25 to 45 years’ old female group is the most heavily populated group in China. By the end of 2004, this group had a population of 215 million, accounting for 35% of the total Chinese female population, which is the wealthiest group in China. The McKinsey report revealed that in China, the wealthiest consumers are the 25 to 45 years’ old group, much younger than the highest earners in the United States who are the 45 to 54 years’ old group. Furthermore, 25 to 35 years’ old females have the strongest purchasing desire for apparel. It is reported that 25 to 35 years’ old females spend over 20% of their disposable income on clothing, while average Chinese spend 8% to 10% (In the Crosshairs, an article written by Lisa Movius, published in Women’s Wear Daily on March 22, 2005).

Market Size. In China, women’s outerwear accounts for around 36% of total apparel consumption. In shopping malls and department stores, women’s wear occupies 2 to 4 floors, while men’s wear can hardly fill one floor. In 2005, the women’s apparel market in China was $25 billion. In 2005, branded women’s apparel accounted for 12% of all women apparel sales, or $3 billion in dollar terms, which is the market we are addressing. The size of the market in 2005 is described in the following chart.

Source: Chinese Garment Industry Report 2005-2006

Market Growth. China’s GDP growth is expected to be 7% in the next five years as China is emerging as a major economic power. The increasing urbanization rate and a substantial (6.1%) annual increase in per capita consumption is expected to fuel the growth in apparel market. The CGIR forecasts that the apparel industry will continue at a 20% growth rate for the next 5 years and the women’s apparel market is expected to outpace the overall apparel industry with a growth rate of 24%, 25%, 27% and 28% for 2007, 2008, 2009 and 2010, respectively. As consumption in the Chinese apparel industry is undertaking structural changes from quality focus to quality brand focus, the fastest growth segment will likely to take place in branded products like the OMNIALUO brands. The report anticipated a growth rate of 25%, 26%, 28% and 29% for 2007, 2008, 2009 and 2010, respectively for quality branded wear. The following chart summarizes different growth patterns.

Source: Chinese Garment Industry report 2005-2006

Target Population and Their Income Growth. The Company targets white-collar and pink-collar females in China in the upper-middle class and mass affluent class. As the economic growth continues, growth in both of these classes and their disposable income is expected.

Source: National Bureau of Statistics of China; McKinsey Global Institute analysis

Source: National Bureau of Statistics of China; McKinsey Global Institute analysis

The official estimate of the size of the Chinese domestic women’s wear market in 2006 was $25 billion and it is expected to sustain a growth rate of over 20% per annum for the next five years.

RISK FACTORS

Investing in our securities involves a material degree of risk. Before making an investment decision, you should carefully consider the risk factors set forth in this Annual Report, as well as other information we include in this Annual Report. Although every effort has been made to anticipate possible risks, unforeseen conditions and unexpected events may arise, and this list may not be all-inclusive.

Risks Related to Our Business

Our business is highly sensitive to economic conditions and consumer spending and an economic downturn could have a material adverse impact on us.

The retail and apparel industries historically have been subject to substantial cyclical variation. A recession in the general economy or a decline in consumer spending in the apparel industry could have a material adverse effect on our financial performance. Purchases of apparel and related merchandise tend to decline during recessionary periods and may decline at other times. There can be no assurance that a prolonged economic downturn would not have a material adverse impact on us or that our customers could continue to make purchases during a recession.

We are highly dependent on our chief executive officer, founder and principal stockholder and other key personnel and if we lose other key management or other personnel, our business will suffer.

Our future success will depend in part on the continued service of certain key management and other personnel, particularly Ms. Zheng Luo, our president and chief executive officer and chief designer, who is also closely associated with our brand names. Although Ms. Zheng Luo is our principal shareholder, has escrowed a percentage of her shares under a “make-whole” provision related to future 2008 net income, and has entered into non-competition agreements with us and our Chinese operating subsidiary, none of these factors and arrangements ensure the continued availability of Ms. Zheng Luo’s services to us. We intend to obtain key-person life insurance with respect to Ms. Zheng Luo in the near future, but such insurance will only cover certain risks relating to our dependency on Ms. Zheng Luo, and the amount of such insurance may not be adequate to compensate for any loss of Ms. Zheng Luo’s services.

In addition, success will also depend on our ability to attract and retain qualified managers, design, sales and marketing personnel. Competition for these employees is intense. There is no assurance that we can retain our existing key personnel or attract and retain sufficient numbers of qualified employees in the future. The loss of key employees or the inability to hire or retain qualified personnel in the future would have a material adverse effect on the development of our business and our ability to develop, market and sell our products.

If we are unable to anticipate fashion trends in a timely manner and respond to such trends, our reputation could be harmed and profitability could decrease.

The women’s apparel industry has many characteristics including changing consumer preferences and shifting fashion trends. We believe that our success depends in substantial part on our ability to anticipate emerging fashion trends and design and customize our products to meet new trends and changing consumer demands in a timely manner. There can be no assurance that we will continue to be successful in this regard. Our failure to anticipate and respond to these changes could result in lower sales, excess inventories and lower margins, which would have a material adverse effect on our operations, business and financial condition.

Our business is likely to be seasonal and if we fall significantly short of our anticipated earnings in one or more quarters, it will significantly decrease the working capital available to us in the following quarters, which may adversely affect our purchasing abilities.

Our business is likely to be seasonal, with the highest proportion of sales and operating income likely being generated in the fourth quarter of each year, lesser proportions in the second and third quarter of each year, and the lowest proportion of sales and operating income being generated in the first quarter of each year. Our working capital requirements are likely to fluctuate during the year, increasing substantially during one or more quarters as a result of higher planned seasonal inventory levels and higher receivables. If we fall significantly short of our anticipated earnings in one or more quarters, it will significantly decrease the working capital available to us in the following quarters. Due to limitations on borrowing levels, a decrease in working capital may adversely affect our purchasing abilities which would have a material adverse effect on our revenues.

Product branding is important to us and if our brands are misappropriated our reputation could be harmed, which could result in lower sales having a negative impact on our financial results.

We rely upon a combination of trademark, licensing and contractual covenants to establish and protect the brand names of our products. We have registered one of our trademarks and applied for registration of a second of our trademarks in the Trademark Office of China. In our market segments, our reputation is closely related to our brand names. Monitoring unauthorized use of our brand names is difficult, and we cannot be certain that the steps we have taken will prevent their unauthorized use, particularly in foreign countries. Our brand names may be misappropriated or utilized without our consent and such actions may have a material adverse effect on our reputation and on the results of our operations.

The legal regime in China for the protection of intellectual property rights is still at its early stage of development. Intellectual property protection became an effort in China in 1979 when China began the registration of trademarks nationwide, and also adopted the Criminal Law on the protection of trademarks. Since then, China has adopted its Patent Law, Trademark Law and Copyright Law and promulgated related regulations such as Regulation on Computer Software Protection, Regulation on the Protection of Layout Designs of Integrated Circuits and Regulation on Internet Domain Names. China has also acceded to various international treaties and conventions in this area, such as the Paris Convention for the Protection of Industrial Property, Patent Cooperation Treaty, Madrid Agreement and its Protocol Concerning the International Registration of Marks. In addition, when China became a party to the World Trade Organization in 2001, China amended many of its laws and regulations to comply with the Agreement on Trade-Related Aspects of Intellectual Property Rights. Despite many laws and regulations promulgated and other efforts made by China over the years with a view to tightening up its regulation and protection of intellectual property rights, private parties may not enjoy intellectual property rights in China to the same extent as they would in many Western countries, including the United States, and enforcement of such laws and regulations in China have not achieved the levels reached in those countries. Both the administrative agencies and the court system in China are not well-equipped to deal with violations or handle the nuances and complexities between compliant innovation and non-compliant infringement.

Many of our competitors have substantially greater capabilities and resources and may be able to market products more effectively, which would limit our ability to generate revenue and cash flow.

Competition in the women’s apparel industry is intense and we face increasing domestic and international competition from several companies. Many of our competitors are significantly larger and have substantially greater distribution and marketing capabilities, capital resources and brand recognition. There is no assurance that we will be able to compete successfully against present or future competitors. Such failure to compete would have a material adverse effect on our business and results of operations.

We are uncertain as to our ability to effectively implement and manage our growth strategy.

As part of our growth strategy, we seek to expand our distribution network and introduce new product lines like Omnia Collections and accessories. The success of our growth strategy will depend on brand management, competitive conditions, our ability to manage increased sales and distribution and, in the future, franchise store expansion, the availability of desirable locations and the negotiation of terms with distributor and franchise stores. There is no assurance that we will be able to obtain terms as favorable to us as those under which we now operate or that such terms will not adversely affect our ability to manage inventory risk. There is also no assurance that our growth strategy will be successful or that our sales or net income will increase as a result of the implementation of such strategy.

Our management and internal systems might be inadequate to handle our potential growth.

Successful implementation of our business strategy will require us to develop our operations and effectively manage growth. Any growth will place a significant strain on our systems and management, financial, product design, marketing, distribution and other resources, which would cause us to face operational difficulties. To manage future growth, our management must build operational and financial systems and expand, train, retain and manage our employee base. For instance, we will need to enhance our information systems and operations and attract and retain qualified personnel. Our management may not be able to manage our growth effectively if our systems, procedures, controls and resources are inadequate to support operations. In such case, our expansion would be halted or delayed and we may lose our opportunity to gain significant market share or the timing advantage with which we would otherwise gain significant market share. Any inability to manage growth effectively may harm our ability to implement and execute out current or any subsequent business plans.

If we are unable to effectively implement our new information management system and data networks, our ability to mange our inventory would be disrupted.

We are implementing a new information management system and data networks. The system has been fully operational in Company-owned stores and co-owned stores since the end of 2007, and we have selected 20 independent distributor stores for implementation of the system by the end of the first quarter of 2008. Delays or other difficulties in implementing this system could disrupt our ability to manage our inventory effectively. In addition, we plan to establish five regional centers to better monitor each region’s market dynamics, facilitate traffic flows, ensure rapid response and provide partner support and supervision. There is no assurance that this expansion will be completed on time or that it will be successful. Any failure to manage growth effectively could have a material adverse effect on our results of operations and financial condition.

We depend on others to manufacture our products and any disruption in manufacturing could have a material adverse effect on our business.

Our products are manufactured by approximately 15 independent manufacturers. We do not operate any production facilities. One manufacturer engaged by us, Yin Hu Company (“Yin Hu”), formerly a related party to us but unaffiliated with us since early 2007, accounted for approximately 46% (by dollar volume) of our total production for 2007 product sales. The inability of a manufacturer to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss our customers’ delivery requirements for those items. As a result, cancellation of orders, refusal to accept deliveries or a reduction in purchase prices could have a material adverse effect on us.

We enter into purchase order commitments each season specifying a time frame for delivery, method of payment, design and quality specifications and other standard industry provisions. We do not have long-term contracts with any manufacturer. In addition, we compete with other companies for the production capacity of independent manufacturers and import quota capacity. Some of these competing companies have substantially greater brand recognition, financials, and other resources than we do and thus may have an advantage in the competition for production and import quota capacities. Although Yin Hu has recently committed 90% of its capacities to the production of OMNIALUO brand products, none of our manufacturers produces our products exclusively.

We require our independent manufacturers to operate in compliance with applicable laws and regulations. While we do not control our manufacturers or their labor practices, our internal and vendor operating guidelines promote compliance with laws and our sourcing personnel periodically visits and monitors the operations of our independent manufacturers. The violation of labor or other laws by one of our independent manufacturers, or the divergence of an independent manufacturer’s labor practices from those generally accepted as ethical, could result in adverse publicity for us and could have a material adverse effect on us.

We may be unable to effectively manage our inventory.

We place orders for our products with our manufacturers prior to the time we have received all of our customers’ orders and maintain an inventory of certain products that we anticipate will be in greater demand. There is no assurance, however, that we will be able to sell the products we have ordered from manufacturers or our existing inventory at a profit or at all. Inventory levels in excess of customer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which would have a material adverse effect on us and our results of operations.

We depend to some extent on a high volume of mall traffic and the availability of suitable lease space.

Many of our stores are located in shopping malls. Sales at these stores are derived, in part, from the volume of traffic in those malls. Our stores benefit from the ability of the mall’s “anchor” tenants, generally large department stores, and other area attractions to generate consumer traffic in the vicinity of our stores and the continuing popularity of malls as shopping destinations. Sales volume and mall traffic may be adversely affected by economic downturns in a particular area, competition from non-mall retailers and other malls where we do not have stores and the closing of anchor department stores. In addition, a decline in the desirability of the shopping environment in a particular mall, or a decline in the popularity of mall shopping among our target consumers, would adversely affect our business.

Part of our future growth is significantly dependent on our ability to operate stores in desirable locations with capital investment and lease costs that allow us to earn a reasonable return. We cannot be sure as to when or whether such desirable locations will become available at reasonable costs.

We cannot be certain that we will be able to execute our plan to open additional stores or that such store openings will be successful.

Successful implementation of our company’s growth strategy depends on a number of factors including, but not limited to, obtaining desirable store locations, negotiating acceptable leases, completing projects on budget, supplying proper levels of merchandise and the hiring and training of store managers and sales associates. The new stores may place increased demands on our company’s operational, managerial and administrative resources, which could cause our company to operate less effectively. Furthermore, there is a possibility that new stores that are opened in existing markets may have an adverse effect on future sales of previously existing stores in such markets. In addition, our failure to predict accurately the demographic or retail environment at any future store location could have a material adverse effect on our business, financial condition and results of operations.

Our expansion into new markets could adversely affect our financial condition and results of operations.

Some of our new stores will be opened in areas of China in which we currently have few or no stores. The expansion into new markets may present competitive, merchandising and administrative challenges that are different from those currently encountered in our existing markets. Any of these challenges could adversely affect our business, financial condition and results of operations. To the extent our new store openings are in existing markets, we may experience reduced net sales volumes in existing stores in those markets.

We depend upon the success of our advertising and marketing programs.

Our business depends on high customer traffic in our stores and effective marketing. We have many initiatives in this area, and we frequently change our advertising and marketing programs. There can be no assurance as to our continued ability to effectively execute our advertising and marketing programs, and any failure to do so could have a material adverse effect on our business and results of operations.

We may face labor shortages or increased labor costs which could adversely affect our growth and operating results.

Labor is a significant component in the cost of operating our stores. If we face labor shortages or increased labor costs because of increased competition for employees, higher employee turnover rates, increases in wages or increases in other employee benefits costs, our operating expenses could increase and our growth could be adversely affected. Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees.

We rely on third parties to distribute our merchandise. If these third parties do not adequately perform this function, our business would be disrupted.

The efficient operation of our business depends on our ability to ship merchandise through third-party carriers directly to our stores. Due to our reliance on these parties for our shipments, interruptions in the ability of our vendors to ship our merchandise or the ability of carriers to fulfill the distribution of merchandise to our stores could adversely affect our business, financial condition and results of operations. The increase in fuel prices may also increase our shipping costs, which could adversely affect our business, financial condition and results of operations.

Risks Related to Doing Business in China

Changes in China’s political or economic situation could harm us and our operational results.

We conduct substantially all of our operations and generate all of our revenues in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Some of the things that could have this effect are:

•	Level of government involvement in the economy;

•	Control of foreign exchange;

•	Methods of allocating resources;

•	Changes in the development, or rate of development, of the market-oriented sector of the economy;

•	Changes in the rapid growth rate of the overall economy;

•	Balance of payments position;

•	International trade restrictions; and

•	International conflict.

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD, in many ways. As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy were similar to those of the OECD member countries.

Our business is largely subject to the uncertain legal environment in China and our investors’ legal protection could be limited.

The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which precedents set in earlier legal cases are not generally used. The overall effect of legislation enacted over the past 20 years has been to enhance the protections afforded to foreign invested enterprises in China. However, these laws, regulations and legal requirements are relatively recent and are evolving rapidly, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to foreign investors, such as the right of foreign invested enterprises (of which we are one) to hold licenses and permits such as requisite business licenses. In addition, all of our executive officers and all of our directors are residents of China and not of the U.S., and substantially all the assets of these persons are located outside the U.S. As a result, it could be difficult for investors to effect service of process in the U.S., or to enforce a judgment obtained in the U.S. against us or any of these persons.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

China only recently has permitted provincial and local economic autonomy and private economic activities. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Future inflation in China may inhibit our ability to conduct business profitably in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

Any recurrence of severe acute respiratory syndrome, or SARS, or another widespread public health problem, could harm our operations.

A renewed outbreak of SARS or another widespread public health problem in China, where our operations are conducted, could have a negative effect on our operations. Our operations may be impacted by a number of health-related factors, including the following:

•	quarantines or closures of some of our offices which would severely disrupt our operations,

•	the sickness or death of our key officers and employees, and

•	a general slowdown in the Chinese economy.

Any of the foregoing events or other unforeseen consequences of public health problems could damage our operations.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

The majority of our revenues are and will be settled in RMB and U.S. Dollars, and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, the PRC State Administration of Foreign Exchange, or SAFE, issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006. Failure to comply with the requirements of Circular 75, as applied by SAFE, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

We believe our stockholders who are PRC residents as defined in Circular 75 have registered with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiary. However, we cannot provide any assurances that their existing registrations have fully complied with, and they have made all necessary amendments to their registration to fully comply with, all applicable registrations or approvals required by Circular 75. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders. In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75. We also have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with Circular 75, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

If the China Securities Regulatory Commission, or CSRC, or another PRC regulatory agency, determines that CSRC approval was required in connection with our recent private placement, we may become subject to penalties.

On August 8, 2006, six PRC regulatory agencies, including the CSRC, promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, which became effective on September 8, 2006. This new regulation, among other things, has certain provisions that require SPVs formed for the purpose of acquiring PRC domestic companies and controlled by PRC individuals, to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock market. In our case, the formation in September 2006 by Omnia BVI of Oriental Fashion, and Oriental Fashion's subsequent, limited acquisition of discrete assets from Oumeng, should not be seen as an acquisition of a PRC domestic company as contemplated by the new regulation and we therefore have not applied to the CSRC for approval under this regulation. Nonetheless, if the CSRC or another PRC regulatory agency subsequently determines that the CSRC’s approval was required for our recent private placement or quotation on OTCBB, we may face sanctions by the CSRC or another PRC regulatory agency. If this happens, these regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the repatriation of the proceeds from that private placement into the PRC, restrict or prohibit payment or remittance of dividends to us or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our shares.

Recent Chinese merger and acquisition regulations may limit our ability as to acquire assets and equity interests of Chinese companies, which could hinder our ability to expand in China and adversely affect our long-term profitability.

The new regulations which became effective on September 8, 2006 cover all acquisitions of assets and equity interests of Chinese companies by foreign investors, including overseas companies under the de facto control of Chinese persons or entities. Depending on the structure of the transaction, these regulations will require the target Chinese companies to make a series of applications to the aforementioned agencies, some of which must be made within strict time limits and depend on approvals from one or the other of the aforementioned agencies. If obtained, approvals will have expiration dates by which a transaction must be completed. It is expected that compliance with the regulations will be more time consuming than in the past, will be more costly and will permit the government much more extensive scrutiny and control over the terms of the transaction. Therefore acquisitions in China may not be able to be completed because the terms of the transaction may not satisfy aspects of the approval process and may not be completed, even if approved, if they are not consummated within the time permitted by the approvals granted. This may restrict our ability to implement any acquisition we may decide to pursue and adversely affect our business and prospects.

New corporate income tax law could adversely affect our business and our net income.

On March 16, 2007, the National People's Congress passed a new corporate income tax law, which became effective on January 1, 2008. This new corporate income tax unifies the corporate income tax rate, cost deductions and tax incentive policies for both domestic and foreign-invested enterprises in China. According to the new corporate income tax law, the applicable corporate income tax rate of Oriental Fashion and any future other Chinese subsidiaries will incrementally increase to 25% over a five-year period. According to the Circular on the Implementation of Preferential Policies concerning the EIT Transition issued by the State Council on December 26, 2007, the enterprise income tax rate for companies established in Shenzhen shall be 18% in 2008, 20% in 2009, 22% in 2010, 24% in 2011 and 25% from 2012 onwards. After the rules are enacted, we can better assess what the impact of the new unified tax law would be over this period. The discontinuation of any special or preferential tax treatment or other incentives could adversely affect our business and our net income.

The value of our securities will be affected by the foreign exchange rate between U.S. dollars and RMB.

The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and RMB, and between those currencies and other currencies in which our sales may be denominated. For example, to the extent that we need to convert U.S. dollars into RMB for our operational needs and should the RMB appreciate against the U.S. dollar at that time, our financial position, the business of the company, and the price of our common stock may be harmed. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of our earnings from our subsidiaries in China would be reduced.

Risks Related to Our Common Stock

The current market price of the common stock may not be indicative of future market prices.

We anticipate that the market price of our shares will fluctuate significantly in response to numerous factors, many of which are beyond our control, including, without limitation:

•	the announcement of new products or product enhancements by our competitors;

•	quarterly variations in our and our competitors’ results of operations;

•	changes in financial estimates or recommendations by securities analysts;

•	speculation about our business in the press or investment community;

•	expiration of lock-up agreements;

•	general market conditions and other factors, including factors wholly unrelated to our own operations or performance.

There is not now nor may there ever be an active liquid market for our common stock.

We are providing no assurances of any kind or nature whatsoever that an active liquid market for our common stock will ever develop, on the OTCBB or elsewhere. Investors should understand that there may be no alternative exit strategy for them to recover or liquidate their investments in our common stock. Accordingly, investors must be prepared to bear the entire economic risk of an investment in the common stock for an indefinite period of time. If our revenues do not grow or grow more slowly than we anticipate, if operating or capital expenditures exceed our expectations and cannot be adjusted accordingly or if some other event adversely affects us, the market price of our common stock will decline.

We are subject to the reporting requirements of the United States securities laws, which will require expenditure of capital and other resources.

We are a public reporting company subject to the information and reporting requirements of the Securities Exchange Act of 1934 and other federal securities laws, including, without limitation, compliance with the Sarbanes-Oxley Act (“Sarbanes”). The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders will cause our expenses to be substantially higher than they would otherwise be if we were privately-held. It will be difficult, costly, and time-consuming for us to develop and implement internal controls and reporting procedures required by Sarbanes, and we will require additional staff and third-party assistance to develop and implement appropriate internal controls and procedures. If we fail to or are unable to comply with Sarbanes, we will not be able to obtain independent accountant certifications that the Sarbanes requires publicly-traded companies to obtain.

Investor confidence and market price of our shares may be adversely impacted if we or our independent registered public accountants are unable to attest to the operating effectiveness of our internal controls as of December 31, 2007, as required by Section 404 of the U.S. Sarbanes-Oxley Act of 2002.

The SEC, as directed by Section 404 of Sarbanes, adopted rules requiring public companies, including us, to include a report of management of their internal control structure and procedures for financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of their internal controls over financial reporting. We are subject to this requirement commencing with our fiscal year ended December 31, 2007 and a report of our management is included in this Annual Report on Form 10-KSB. In addition, independent registered public accountants of these public companies must attest to and report on the operating effectiveness of their internal controls. However, this annual report does not include an attestation report because under current law, we will not be subject to these requirements until our annual report for the fiscal year ending December 31, 2008.  Our management may conclude that our internal controls over financial reporting are not effective. Moreover, even if our management concludes otherwise, if our independent registered public accountants are not satisfied with our internal control structure and procedures, the level at which our internal controls are documented, designed, operated or reviewed, or if the independent registered public accountants interpret the requirements, rules or regulations differently from us, they may decline to attest to our management’s assessment or may issue a report that is qualified. Any of these possible outcomes could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which could negatively impact the market price of our shares.

We may not be able to attract the attention of major brokerage firms or securities analysts.

Security analysts and major brokerage houses may not provide coverage of us, given that our OTC Bulletin Board status provides little or no incentive to recommend the purchase of our common stock. We may also not be able to attract any brokerage houses to conduct secondary offerings with respect to our securities.

We are making no representations and are providing no assurances that our common stock will become listed on NASDAQ, the American Stock Exchange or any other securities exchange.

We anticipate that we may seek to list our common stock on NASDAQ or the American Stock Exchange. We are making no representations nor providing any assurances that we will be able to meet the initial listing standards of either of those or any other stock exchange. Therefore, investors may find it difficult to dispose of shares or to obtain accurate quotations as to the market value of the common stock. In addition, we will be subject to an SEC rule (Rule 15c2-11) that imposes various requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. The requirement that broker-dealers comply with this rule will deter broker-dealers from recommending or selling our Company’s common stock, thus further adversely affecting the liquidity and share price of the common stock, as well as our ability to raise additional capital.

We have never paid dividends and have no plans to pay dividends at any time in the near or distant future.

We have never paid dividends on our capital stock, and we do not anticipate paying any dividends for the foreseeable or distant future. Our present business plan does not include, for the foreseeable future and beyond, any payments of dividends to stockholders. Stockholders’ sole strategy for any return on their investments must therefore be the potential for the increase in the value of their stock and the possibility of liquidating their stock positions at a gain.

You may experience immediate and substantial dilution if we obtain additional financing.

If we obtain additional financing, that financing may have a dilutive effect on the holders of our securities.

We intend to adopt an employee incentive stock option plan under which our officers, directors, consultants, and employees will be eligible to receive, in relevant part, either securities or stock options exercisable for our securities at exercise prices that may be equal to or lower than the then-prevailing market price. We currently intend to reserve up to five million (5,000,000) shares of common stock for issuance under these plans. Stock and stock option grants under such plan will further dilute the value of our securities and the investors’ equity position in us.

We will need to raise additional capital in order to achieve our long-term goals, but as yet have not identified any sources for such capital.

We have not yet identified sources for additional financing, and we may be unable to raise sufficient funds on terms that are acceptable to us, or at all. If those funds are not raised, the development of our products would be delayed, and the scope of our operations would be substantially curtailed or completely eliminated.

The existence of the Warrants may adversely affect the market price of our shares, and any future Warrant exercises may result in further dilution.

We currently have issued and outstanding warrants to purchase up to 5,704,752 shares of our common stock, of which (i) warrants for up to 5,412,000 shares may be exercised at $1.5625 per share at any time or from time to time until October 9, 2012 , including warrants for 492,000 shares which may be exercised on a cashless exercise basis, and (ii) warrants for up to 292,752 shares may be exercised at $1.25 per share at any time or from time to time for a two-year period commencing December 17, 2007. The total number of shares issuable upon exercise of warrants is relatively high compared to the number of shares of our common stock issued and outstanding. Therefore, the existence of these warrants, and the continuing likelihood that they may exercised and the shares acquired upon exercise sold from time to time in the public trading market for our common stock, may have an adverse effect on the market price of our common stock.

Any of the above-identified risks, even if borne out only partially and not fully, will adversely affect our business, our financial condition and our operating results. If any of the events we have identified occur, in whole or in part, the value of our common stock will likely decline, and an investor will lose all or part of the funds paid to acquire our common stock with no opportunity to regain any portion of those funds in return.

ITEM 2. DESCRIPTION OF PROPERTY

Properties and Leases

As of December 31, 2007, we have the following leased properties:

(1) we operate our executive offices and showrooms in a leased location at No. E6 101# Industrial District, Huaqiao City, Nanshan District, Shenzhen, China, with approximately 11,132 square feet of space, under a lease expiring in 2011. The expected payments under the lease are $7,893 per month from January 1, 2007 to September 15, 2008, $8,287 per month from September 16, 2008 to September 15, 2009, $8,701 per month from September 16, 2009 to September 15, 2010, and $9,137 per month from September 16, 2010 to September 15, 2011.

(2) we operate another office and showroom in another leased location at No.6 6101#, 1718 Tianshan Road, Shishang Yuan, Shanghai, China, with approximately 2,960 square feet of space, under a lease expiring on October 31, 2013. The payments under the lease are $30,377 per annum from 2005 to 2008. From 2009 to 2013, the payment for each following year will increase by 5% based on the rent for the immediately preceding year.

(3) we operate our warehouse in a leased location at No. 525 306# Bagualing Industrial District, Bagua Er Road, Futian District, Shenzhen, China, with approximately 6,458 square feet of space, under a lease expiring on December 31, 2007. The payments under the lease are $2,297 per month.

(4) we rent an area in the Helen Shopping Mall located on the 2nd floor of sister building of No. 3 and No. 4 of Baolicheng Garden, Nanhai Avenue, Nanshan District, Shenzhen, China, with approximately 1,722 square feet of space, under a lease expiring on July 14, 2011. The payments under the lease are $4,958 per month. From 2007 to 2011, and from 2009 to 2011, respectively, the payment for each following year will increase by 5% based on the rent for the immediately preceding year.

(5) we rent an area on the 1st floor, 106 block, Saige Technical Park, Zhenxing Road, Futian District, Shenzhen, China, with approximately 1,292 square feet of space. The rented area is comprised by two spaces of approximately equal size, each of which has a separate lease. One of the leases was transferred to Omnialuo on January 16, 2007, which expires on April 7, 2009. The term of the other lease is April 8, 2006 to April 7, 2009. The combined payments under the leases are $8,534 per month from January 16, 2007 to April 7, 2007. The combined payments will increase to $8,960 per month from April 8, 2007 to April 7, 2008. The combined payments will increase to $9,408 per month from April 8, 2008 to April 7, 2009.

(6) we rent a store in the Baoli Cultural Square located on the 26th Floor, Baoli Building, Nanshan District, Shenzhen, China, with approximately 2,031 square feet of space, under a lease expiring on December 30, 2010. The payments under the lease are $5,031 until the expiration of the lease.

Total rental expenses under operating leases of office and showroom space were $10,577 for the period ended December 31, 2006, and $227,602 for the period ended December 31, 2007.

We also operate 26 Company-owned stores and (jointly with third parties) 32 co-owned stores in leased locations in various geographic areas in China.

We believe that our existing facilities are adequate for our current needs and that additional space will be available as needed.

We maintain reasonable and customary property and disaster insurance coverage for our properties.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted under the symbol “OLOU.OB” on the Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc., but has not been traded in the Over-The- Counter market except on a limited and sporadic basis. The CUSIP number is 68215N 107.

The following table sets forth, for the periods indicated, the high and low closing prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Prices (1)
	High	Low
Year Ended December 31, 2008
1st Quarter (through March 24, 2008)	$2.00	$1.50

(1)	The above table sets forth the range of high and low closing prices per share of our common stock as reported by www.quotemedia.com for the period indicated.

Approximate Number of Holders of Our Common Stock

On March 24, 2008, there were approximately 97 stockholders of record of our common stock. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

Dividends

The holders of shares of our common stock are entitled to dividends out of funds legally available when and as declared by our board of directors. We have never declared or paid cash dividends. Our board of directors does not anticipate declaring a dividend in the foreseeable future. Should we decide in the future to pay dividends, as a holding company, our ability to do so and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries and other holdings and investments. In addition, our operating subsidiary, Oriental Fashion, from time to time may be subject to restrictions on its ability to make distributions to us, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions. In the event of our liquidation, dissolution or winding up, holders of our common stock are entitled to receive, ratably, the net assets available to stockholders after payment of all creditors.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2007, we did not have any equity compensation plans.

Recent Sales of Unregistered Securities

No securities were sold by the registrant during the year ended December 31, 2007 that were not registered under the Securities Act, except as set forth below.

On May 31, 2006, we issued 450,000 shares of common stock to five individuals as compensation for services to us. This issuance was valued at $0.05 per share. We issued these shares of our common stock under the exemption from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On December 1, 2006, we commenced a private placement of shares of our common stock, on a best efforts basis with the assistance of a placement agent. On January 29, 2007, we sold an aggregate of 400,000 shares of common stock to accredited investors at $0.50 per share, for total gross proceeds of $200,000. We incurred $17,050 in expenses associated with this offering. We sold these shares of our common stock under the exemption from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On September 28, 2007, we issued 180,000 shares of our common stock to certain individuals affiliated with Keating Investments, LLC or Keating Asia, Inc. for their services rendered in connection with the private placement described in the next paragraph. The securities were sold in reliance upon the exemption from registration under Rule 506 of Regulation D.

On October 9, 2007, we entered into a share exchange agreement with Omnia BVI, the shareholders of Omnia BVI and certain of our principal stockholders. Pursuant to the share exchange agreement, we agreed, among other things, to issue to the shareholders of Omnia BVI 16,800,000 shares of our common stock in exchange for all of the issued and outstanding shares of Omnia BVI, which became our wholly-owned subsidiary.

On October 9, 2007, we completed the reverse acquisition transaction with Omnia BVI by issuing to the shareholders of Omnia BVI 16,800,000 shares of our common stock in exchange for all of the issued and outstanding shares of Omnia BVI. As a result, Omnia BVI became our wholly-owned subsidiary and the former shareholders of Omnia BVI became our Company’s controlling stockholders. We amended our Certificate of Incorporation in November 2007 to change our name from Wentworth II, Inc. to OmniaLuo, Inc.

For accounting purposes, the share exchange transaction was treated as a reverse acquisition with Omnia BVI as the acquirer and the Company as the acquired party. When we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Omnia BVI on a consolidated basis unless the context suggests otherwise.

On October 9, 2007, concurrently with the consummation of the reverse acquisition, we sold a total of 4,920,000 shares of common stock and warrants to purchase an aggregate of 4,920,000 shares of the Company’s common stock for an aggregate purchase price of $6.15 million, to a total of 38 investors (of whom 29 were accredited investors and nine were non-US residents who purchased shares and warrants in off-shore transactions) in a private placement pursuant to Regulation D and a simultaneous off-shore offering pursuant to Regulation S. The shares were sold to individuals and institutional investors. The securities were sold in reliance upon the exemption from registration under Rule 506 of Regulation D or pursuant to Regulation S promulgated under the Securities Act of 1933, as amended.

Purchases of Our Equity Securities

No repurchases of our common stock were made during the fourth quarter of our fiscal year of 2007.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following selected consolidated statement of income data for the years ended December 31, 2006 and 2007, and the consolidated balance sheet data as of December 31, 2006 and 2007 are derived from the audited consolidated financial statements of the Company included in this Annual Report. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes appearing elsewhere in this report. Our historical results are not necessarily indicative of our results for any future periods.

(All amounts, other than per share data, in U.S. dollars)

	Statement of Income
	Year Ended December 2007	Year Ended December 2006

Revenue	$7,875,757	$1,479,603

Gross Profit	4,251,271	691,553

Operating expenses	3,033,036	207,317

Total segment profit (1)	2,176,827	484,797

Income from operations (2)	1,218,235	484,236

Income taxes	—	(78,114)

Net (loss) income (3)	(1,095,484)	406,683

Basic and Diluted Earnings Per Share (3)	$(0.05)	$0.02

(1)
Before deducting $970,320 of expenses of the October 2007 reverse acquisition, the October 2007 PIPE and the related SEC resale registration (the “RTO Expenses”), included in general and administrative expenses.  The RTO expenses consist of shell company related expenses, including certain fees paid to the placement agent and investor relations agency ($218,113), auditing fees ($67,293), legal fees ($301,403), entertainment expenses related to the reverse acquisition and the October 2007 PIPE ($5,123), travel expenses ($63,380), consultancy fees, which include fees paid for RTO and PIPE related market research and consulting services ($233,763), exchange loss relating to the payment of RTO expenses ($19,242) and other expenses ($62,003). See Note 19 to the Consolidated Financial Statements included in this Report.

(2)	After deducting the RTO expenses.

(3)
In addition to being net of the RTO Expenses of $970,320, also reflects a $2,299,893 non-cash expense representing the market value as of December 31, 2007 of escrowed shares released from escrow to the Company’s principal stockholder and chief executive officer (the “Escrow Release Expense”), which shares are being released as the contractual net income threshold for 2007 (calculated before RTO Expenses and any Escrow Release Expense) has been achieved. Net income for 2007 would have been $2,174,729, but for the RTO Expenses and the Escrow Release Expense.

(4)	Adjusted to reflect the recapitalization of the Company following the consummation of the share exchange with Omnia BVI.

BALANCE SHEET DATA

	At December 31, 2007	At December 31, 2006

Working capital	$7,591,030	$451,050

Current assets	9,255,241	1,138,920

Total assets	9,979,922	1,154,715

Current liabilities	1,664,211	687,870

Total liabilities	1,664,211	687,870

Stockholders’ equity	8,315,711	466,845

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those statements included elsewhere in this Annual Report. In addition to the historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” and elsewhere in this Annual Report.

Overview

OmniaLuo, Inc., the name of which was changed from Wentworth II, Inc. on November 16, 2007, is a holding company that conducts all of its business operations through its direct wholly-owned subsidiary, Omnia BVI, established in August 2006, and Omnia BVI’s Chinese subsidiary, Oriental Fashion, established in September 2006. Oriental Fashion designs, develops, markets and distributes women’s apparel under the brand names of OMNIALO and OMNIALUO through its network of retail stores across the People’s Republic of China (“PRC” or “China”), which consisted of 84 stores as of December 31, 2006, 103 stores as of March 31, 2007, 135 stores as of June 30, 2007, 154 stores as of September 30, 2007, and 184 stores as of December 31, 2007 in 29 provinces throughout China. Until our acquisition of Omnia BVI on October 9, 2007, our operations were very limited.

Our Background and History

Our corporate name changed to OmniaLuo, Inc. in November 2007. We were originally incorporated in the State of Delaware on March 7, 2001 under the name Wentworth II, Inc. We were formed as a vehicle to pursue a business combination. For information regarding Wentworth II, Inc.’s corporate financing transactions prior to our recent reverse acquisition with Omnia BVI, see Part II of our registration statement on Form SB-2 filed with the Securities and Exchange Commission on December 17, 2007.

Background and History of Omnia BVI and Oriental Fashion

Development of the OMNIALUO Brands

In 1996, Ms. Zheng Luo, our chief executive officer and chief designer, the founder and principal shareholder of Omnia BVI prior to our reverse acquisition with Omnia BVI, and currently our largest individual shareholder, created the OMNIALO brand and founded Shenzhen Green’s Apparel Co., Ltd. (“Green’s Apparel”) in Shenzhen, China, in which she owned a 95% equity interest. Green’s Apparel manufactured women’s clothing.

In 1997 the trademark OMNIALO trademark was registered with the Chinese National Trademark Bureau in both Chinese and English. The registrant and initial owner of such trademark was Green’s Apparel.

In March 2003, Shenzhen Oumeng Industrial Co., Ltd. (“Oumeng”) was established. Ms. Zheng Luo was the CEO and 50% equity and controlling owner of Oumeng. Also in March 2003, Oumeng purchased inventory from Green’s Apparel, consisting of women’s apparel. Green’s Apparel has not conducted any business after the transfer of inventory to Oumeng in March 2003, and upon such transfer, Oumeng entered into all contracts with Green’s Apparel’s existing suppliers, manufacturers and distributors, and acquired the OMNIALO trademark in August 2003. In addition to marketing and selling products under the OMNIALUO name, Oumeng also engaged in various other businesses such as other apparel, electronics, kitchenware and other hardware. Oumeng also managed C-Luo Intuition, a luxury made-to-order evening dress brand, which brand was previous owned by Ms. Zheng Luo prior to the sale of such brand to an independent third party. By the end of August 2006, OMNIALUO brand apparel, under the management of Oumeng, was being distributed through 100 retail stores in China.

Ms. Zheng Luo personally applied for the registration of the trademark OMNIALUO in March 2005 and the registration is expected to be effective by the end of 2008.

Formation of Omnia BVI and Oriental Fashion

In early 2006 Ms. Zheng Luo determined that the growth and development of the OMNIALUO brands and its associated women’s apparel products could best be achieved by the formation of a new company which would focus on the design, marketing, distribution and sale of women’s business casual wear market, without the potential distraction and costs of operating other businesses. Therefore: (i) in August 2006, Ms. Zheng Luo, together with several other individual shareholders, formed Omnia BVI; and (ii) in September 2006, Oriental Fashion was incorporated in Shenzhen, China, with ownership held 100% by Omnia BVI, all rights in the OMNIALO trademark were transferred from Oumeng to Ms. Zheng Luo, and Ms. Zheng Luo resigned from her CEO position at Oumeng to devote her full-time effort to Oriental Fashion and Omnia BVI. In April 2007 Ms. Zheng Luo and her sister Ms. Xiaoyin Luo transferred their ownership of Oumeng to their mother, Ms. Yuhua Sun, and to Ms. Yujuan Sun, an unrelated party.

In October 2006: (i) Ms. Zheng Luo licensed the trademark OMNIALO to Oriental Fashion at nominal cost and executed an agreement assigning the registered OMNIALO trademark to Oriental Fashion, and Ms. Zheng Luo and Oriental Fashion commenced procedures to have the OMNIALO trademark assignments accepted and officially recorded in the Trademark Office; and (ii) Ms. Zheng Luo licensed the trademark OMNIALUO to Oriental Fashion at nominal cost and executed an agreement assigning the registered pending application to register the OMNIALO trademark to Oriental Fashion; and Ms. Zheng Luo and Oriental Fashion commenced procedures to have the OMNIALUO trademark assignments accepted and officially recorded in the Chinese National Trademark Bureau once registration of the OMNIALUO trademarks is approved by the Trademark Office.

Financing of Omnia BVI

Pursuant to preferred stock purchase and shareholders agreements dated as of December 17, 2006 and December 20, 2006, Omnia BVI had issued an aggregate of 2,147 convertible preferred shares (the “BVI Preferred Shares”) and detachable warrants to purchase up to $365,940 in 1,074 ordinary shares, based on the offering price in the next financing of Omnia BVI (the “BVI Warrants”), to a private venture capital investment fund (the “Lead Investor”) and several individual investors for a total cash investment of $729,980.

Each BVI Preferred Share was convertible into Omnia BVI’s ordinary shares at any time, initially on a one-for-one basis, subject to “full-ratchet” adjustment for certain issuances of shares less than the applicable conversion price, and to adjustment for share splits, share dividends, subdivisions, or combinations. The conversion price of BVI Preferred Shares held by the Lead Investor was also subject to (i) weighted average adjustment for issuances reflecting a pre-financing Omnia BVI valuation of less than $28 million and to (ii) adjustment to yield an internal rate of return of 51% if the Qualified Listing and Qualified Offering (each as defined below) occurred more than 12 months after a “First Round Financing” and the then prevailing conversion price would not otherwise provide such internal rate of return.

Each BVI Preferred Share was to be automatically converted upon the later to occur of a “Qualified Listing” and “Qualified Offering.” A “Qualified Listing” was defined as mean (a) a firmly committed underwritten public offering of Omnia BVI’s shares registered under the U.S. Securities Act or (b) a firm commitment of a registered market-maker who shall undertake responsibilities for the quotation of Omnia BVI’s shares on the OTC Bulletin Board in the U.S. and/or other comparable over-the-counter market overseas, in both cases, representing at least 10% of Omnia BVI (post-offering) at an implied pre-offering valuation of at least $28,000,000. A “Qualified Offering” was defined as a public or private offering of Omnia BVI raising at least $3,000,000 following the First Round Financing. “First Round Financing” meant the completion of issuance of up to 4,413 BVI Preferred Shares pursuant to the agreements signed with investors not later than six weeks after the date of the December 2006 agreements based on a pre-money valuation of $17 million. The issuance of the BVI Preferred Shares constituted a First Round Financing., and the 2007 Private Placement constituted a Qualified Offering.

The BVI Preferred Shares had certain preferential rights upon liquidation of Omnia BVI and certain preferential rights to dividends. The BVI Preferred Shares held by the Lead Investor also had certain redemption rights.

Each of the BVI Warrants issued in connection with the issuance of BVI Preferred Shares was exercisable, at any time, commencing with the later to occur of a Qualified Listing and Qualified Offering, for a two-year period, in cash for the purchase of Omnia BVI’s ordinary shares, at a per share exercise price equal to the per share price paid pursuant to the next equity financing round of Omnia BVI following completion of the First Round Financing. The exercise price of the BVI Warrants was subject to adjustment for share subdivisions, share combinations or mergers or consolidations.

Omnia BVI reimbursed the Lead Investor for certain expenses incurred by them, in addition to its own costs in connection with this placement.

By agreements dated as of October 9, 2007 (a) among Omnia BVI, the Lead Investor, Ms. Zheng Luo and another of our shareholders, and (b) among Omnia BVI, Ms. Zheng Luo and each of the other holders of BVI Preferred Shares and Warrants, effective upon the closing of the reverse acquisition:

(i)
each BVI Preferred Share was converted into a specified number of ordinary shares of Omnia BVI, with each such ordinary share of Omnia BVI then being exchanged for 319.8294 shares of our common stock; and

(ii)	each BVI Warrant was exchanged for warrants to purchase our common stock, exercisable at any time during, for a two-year period, commencing on December 17, 2007, at a per share price of $1.25;

(iii)
the former holders of BVI Preferred Shares and BVI Warrants were granted certain rights to liquidated damages payments from Omnia BVI, if Omnia BVI (or, following the reverse acquisition, we) failed to have a registration statement covering the resale of their shares of our common stock effective within 180 days of the closing of the reverse acquisition, or if Omnia BVI (or, following the reverse acquisition, we) failed to meet our reporting obligations under the federal securities laws and as a consequence thereof the holders were unable to utilize SEC Rule 144 for resales of their shares;

(iv)
the reverse acquisition of the Company with Omnia BVI and the 2007 Private Placement were collectively deemed to constitute both a Qualified Offering and a Qualified Listing, notwithstanding the absence of a public market price quotation for our common stock; and

(v)
the Lead Investor, in consideration of its relinquishing certain rights, (a) retains certain put rights with respect to its shares as against Ms. Zheng Luo (but not as against us) if we do not obtain an OTCBB quotation or the Lead Investor’s shares are not registered for resale or otherwise eligible to be publicly resold by July 1, 2008, (b) received an additional 149,884 shares of our common stock from Ms. Zheng Luo and one or more other former Omnia BVI shareholders as part of the reverse acquisition, and (c) may be entitled to additional shares of our common stock if the make good or antidilution provisions applicable to investors in the 2007 Private Placement result in additional shares being transferred or issued to those investors.

The exercise price of the warrants issued in exchange for the BVI Warrants is subject to adjustment for share subdivisions, share combinations or mergers or consolidations.

Reverse Acquisition with Omnia BVI and Related Equity Financing

On October 9, 2007, we entered into a share exchange agreement with Omnia BVI, the shareholders of Omnia BVI and certain of our principal shareholders. Pursuant to the share exchange agreement, we agreed, among other things, to issue to the shareholders of Omnia BVI 16,800,000 shares of our common stock in exchange for all of the issued and outstanding shares of Omnia BVI, which became our wholly-owned subsidiary.

On October 9, 2007, we completed the reverse acquisition transaction with Omnia BVI by issuing to the shareholders of Omnia BVI 16,800,000 shares of our common stock in exchange for all of the issued and outstanding shares of Omnia BVI. As a result, Omnia BVI became our wholly-owned subsidiary and the former shareholders of Omnia BVI became our Company’s controlling stockholders. We amended our Certificate of Incorporation in November 2007 to change our name from Wentworth II, Inc. to OmniaLuo, Inc.

For accounting purposes, the share exchange transaction was treated as a reverse acquisition with Omnia BVI as the acquirer and the Company as the acquired party. When we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Omnia BVI on a consolidated basis unless the context suggests otherwise.

Concurrently with the consummation of the reverse acquisition, we issued 4,920,000 shares of the Company’s common stock and warrants to purchase an aggregate of 4,920,000 shares of the Company’s common stock for an aggregate purchase price of $6.15 million, to a total of 38 investors (of whom 29 were accredited investors and nine were non-US residents who purchased shares and warrants in off-shore transactions) in a private placement pursuant to Regulation D and a simultaneous off-shore offering pursuant to Regulation S (collectively, the “2007 Private Placement”). In connection with that private placement, we also issued warrants to purchase 492,000 shares of the Company’s common stock to Keating Securities, LLC (“Keating Securities”), as a financial advisory fee in partial consideration of their services in connection with the private placement. Prior to consummation of the reverse acquisition and 2007 Private Placement, we may be deemed to have been an affiliate of Keating Securities by reason of the ownership of shares of our common stock by principals and executives of Keating Securities.

Factors Relevant to Evaluating Our Business and Financial Performance

We design, develop, and market a diversified selection of women’s wear with focus on fashionable business casual style. We target moderate to premium priced categories of the women’s wear market. In evaluating our performance, management reviews certain key performance indicators, including:

Gross margin - Gross margin measures our ability to control direct costs associated with the manufacturing and selling of our products. Gross margin is the difference between the net sales and cost of sales, which is comprised of direct inventory costs for merchandise sold, including all costs to transport merchandise from third-party suppliers to our distribution center.

Operating income - Operating income is a measure of our earning power from ongoing operations and is measured as our earnings before interest and income taxes.

Results of Operations for the Year Ended December 31, 2007

Since our formation in the third quarter of 2006, we have focused on implementing our strategy of building a design and marketing workforce and an independent distributor and retail store sales network to design, develop, market and distribute “fashionable business casual,” our main product line. By the end of December 2007, we had hired and established a design team of 14 designers. By December 31, 2007 we operated or had distribution relationships with 184 stores, comprising 26 Company-owned stores, 32 co-owned stores, and 126 independent distributor stores, compared with 84 such stores as of December 31, 2006, following our recent formation in October 2006.

Sales revenue for the year ended December 31, 2007 was $7,875,757, compared with $1,479,603 for the partial year period in 2006. Revenue from sales to distributors for the year ended December 31, 2007 was $6,025,992, or 76.51% of total sales revenue. Revenue from retail sales for the year ended December 31, 2007, including from Company-owned and co-owned stores, was $1,849,765, or 23.5% of total sales revenue.

Overall gross profit for the year ended December 31, 2007 was $4,251,271, which represented an overall gross profit margin of 53.98%, compared with a gross profit margin of 46.7% for the partial year period in 2006. Gross profit margins in 2007 on sales to distributors were 52.1%, while gross profit margins in 2007 on retail sales (including Company-owned and co-owned stores) were 60.0%.

General and administrative expenses, which include rental expense for headquarters, reverse acquisition and 2007 Private Placement expenses, salary expense for management and headquarters staff, and travel and entertainment expenses, were $1,923,899 for the year ended December 31, 2007 (24.5% of sales revenues). We expect that this percentage will decline as our total revenues increase for 2008.

Selling and marketing expenses, which include all costs associated with sales, marketing and distribution functions, were $979,459 for the year ended December 31, 2007 (12.4% of sales revenues). We expect this percentage to remain fairly stable in the near term, and possibly decline slightly over time as revenues increase.

Overall segment profit (before unallocated expenses relating to the reverse acquisition, the 2007 Private Placement and related SEC resale registration totaling $970,320 (“RTO Expenses”), and other unallocated general and administrative expenses of $2,098 relating to corporate operations, not included in the segment information) for the year ended December 31, 2007 was $2,176,827, which represented an overall segment profit margin of 27.6%. Segment profit margins on sales to distributors were 33.9%, while segment profit margins on retail sales (including Company-owned and co-owned stores) were 7.4%.

Income from operations for the year ended December 31, 2007 was $1,218,235 (15.5% of total sales revenues), and after $2,299,893 in non-cash expenses (representing the market value as of December 31, 2007 of escrowed shares released from escrow to the Company’s principal stockholder and chief executive officer reflecting achievement of contractual net income thresholds) (“Escrow Release Expense”), interest income, other income and finance costs, the net loss for the year ended December 31, 2007 was $1,095,484. Before RTO Expenses and Escrow Release Expense, net income for the year ended December 31, 2007 would have been $2,174,729.

Results of Operations for the Period from August 11, 2006 (date of inception) to December 31, 2006

Revenue from sales to distributors for the partial year period was $1,479,603. We had no Company-owned or co-owned stores in 2006.

Gross profit for the partial year period was $691,553, representing a gross profit margin of 46.7%.

General and administrative expenses, which include rental expense for headquarters, salary expense for management and headquarters staff, and travel and entertainment expenses, were $113,760 for the period.

Selling and marketing expenses, which include all costs associated with sales, marketing and distribution functions, were $93,537 for the period.

Income from operations for the partial-year period were $484,236, and net income for the period was $406,683.

Liquidity and Capital Resources

As of December 31, 2007, the Company’s net cash position was $3,083,715, compared with $83,456 as of December 31, 2006, and its working capital was $7,591,030, compared with $451,050 as of December 31, 2006. The Company’s financing activity provided net cash of $6,230,389 for the year ended December 31, 2007, through the proceeds from the sale by Omnia BVI of convertible preferred shares and accompanying ordinary share purchase warrants, net of expenses ($729,980), and the sale by the Company in October 2007 of common stock and accompanying warrants to purchase common stock, net of expenses ($5,590,135), less repayment of shareholder loans ($89,726). The Company’s financing activities provided net cash of $154,229 for the period from August 11, 2006 to December 31, 2006, through issuance of ordinary shares and proceeds from loans from shareholders.

Net cash used in operating activities for the year ended December 31, 2007 was $2,522,574. Net cash used in operating activities for the period from August 11, 2006 to December 31, 2006 was $56,612.

The Company’s investing activities to date have consisted mainly of the purchase of property and equipment. For the year ended December 31, 2007, the net use of cash in investing activities was ($770,370). For the period from August 11, 2006 to December 31, 2006 the net cash used in investing activities was $15,484.

Based on our current operating plan and our available cash and cash equivalents, we expect that we will need to obtain additional financing in the future through the sale of equity securities, private placements, and loans to fund our cash needs and continue our presently planned operations. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us.

Our material capital expenditure requirements for 2008 are approximately $2.0 million, which will be used for store expansions and upgrading information management systems. In addition, we expect that an additional $3.0 million of working capital will be needed to maintain our business operations in the next twelve months. We anticipate funding these requirements from the proceeds of the 2007 Private Placement.

We believe that our currently available working capital should be adequate to sustain our operations at our current levels through at least the next twelve months. However, depending on our future needs and changes and trends in the capital markets affecting our shares and the Company, we may determine to seek additional equity or debt financing in the private or public markets. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us.

Obligations Under Material Contracts

The following table summarizes our outstanding contractual obligations as of December 31, 2007:

Payments due by period in thousands of U.S. dollars
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	$1,112,411	$357,326	$539,152	$183,603	$32,330
Purchase obligations	—	—	—	—	—
Other long term obligations	—	—	—	—	—

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

Use of estimates. In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes, provision for warranty and the estimation on useful lives of property, plant and equipment. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from those estimates.

Concentrations of credit risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. As of December 31, 2007, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, Hong Kong and the United States, which management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

Allowance of doubtful accounts. The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectibility of trade receivables. A considerable amount of judgment is required in assessing the amount of the allowance and the Company considers the historical level of credit losses and applies percentages to aged receivable categories. The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers is to deteriorate, resulting in their inability to make payments, a larger allowance may be required. Based on the above assessment, during the reporting period, the management establishes the general provisioning policy to make allowance equivalent to the aging of trade receivables as set forth in the financial statements. Bad debts are written off when identified.

Inventories. Inventories are stated at the lower of cost or market. Cost is determined on a FIFO basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition.

Revenue recognition. Revenue is recognized when it is probable that the economic benefits will flow to the Company and when the revenue can be measured reliably, on the following basis:

(i)
revenue from sales of the Company’s products is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time of delivery and the sales price is fixed or determinable and collection is reasonably assured; and

(ii)	interest income is recognized on an accrual basis.

Property and Equipment. Property and equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its exiting use. Depreciation is provided on a straight-line basis over the assets’ estimated useful lives. The principal depreciation rates are as follows:

Annual Rate
Leasehold improvement	20%
Office equipment and computers	20%
Machinery	20%
Motor vehicles	20%

Maintenance or repairs are charged to expense as incurred. Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

Income Taxes. The Company uses the asset and liability method of accounting for income taxes pursuant to SFAS No. 109 “Accounting for Income Taxes”. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Comprehensive income. The Company has adopted SFAS 130, “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Components of comprehensive income include net (loss) income and foreign currency translation adjustments.

Foreign currency translation. The functional currency of the Company is USD while those of its subsidiaries are HKD and RMB. The Company maintains its financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the financial statements of the subsidiaries which are prepared using the functional currency have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and shareholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net (loss) income but are included in foreign exchange adjustment to other comprehensive income, a component of shareholders’ equity. The exchange rates were RMB1 for $0.1371 and HKD1 for $0.1282 as of December 31, 2007, and RMB1 for $0.1283 and HKD1 for $0.1286 as of December 31, 2006. The average exchange rates for the period ended December 31, 2007 were RMB1 for $0.1317 and HKD1 for $0.1282 and for the period ended December 31, 2006 were RMB1 for $0.1256 and HKD1 for $0.1287. There is no significant fluctuation in exchange rate for the conversion of RMB and HKD to United State dollars after the balance sheet date.

Seasonality

Our business is likely to be seasonal, with the highest proportion of sales and operating income likely being generated in the fourth quarter of each year, lesser proportions in the second and third quarter of each year, and the lowest proportion of sales and operating income being generated in the first quarter of each year. Our working capital requirements are likely to fluctuate during the year, increasing substantially during one or more quarters as a result of higher planned seasonal inventory levels and higher receivables. If we fall significantly short of our anticipated earnings in one or more quarters, it will significantly decrease the working capital available to us in the following quarters. Due to limitations on borrowing levels, a decrease in working capital may adversely affect our purchasing abilities which would have a material adverse effect on our revenues.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS

See the index to our financial statements and our financial statements following the Signature Page at the end of this Annual Report on Form 10-KSB.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A (T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Zheng Luo and Ms. Xiaomei Liu, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Luo and Ms. Liu concluded that as of December 31, 2007, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Internal Controls Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-KSB a report on management’s assessment of the effectiveness of our internal control over financial reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Securities and Exchange Act of 1934 defines internal control over financial reporting as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including Ms. Zheng Luo and Ms. Xiaomei Liu, our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of December 31, 2007.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting.

During the fiscal year ended December 31, 2007, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

Set forth below is information regarding our current directors and current executive officers. Except as set forth below, there are no family relationships between any of our directors or executive officers. Executive officers are elected annually by our Board of Directors. Each executive offer holds his office until he resigns or is removed by the Board or his successor is elected and qualified. Directors are elected each year by our stockholders at the annual meeting. Each director holds his office until his successor is elected and qualified or until resignation or removal.

Name	Age	Title
Zheng Luo	37	Chairwoman and Chief Executive Officer
Junneng Yang	41	Chief Operating Officer
Xiaomei Liu	39	Chief Financial Officer
Xiaoyin Luo	43	Director
Qing Huang	42	Director
Fei Lou	41	Director
Tianhong Yu	41	Director
Charles C. Mo	56	Director
Wenbin Fang	40	Director

Ms. Zheng Luo, Chairwoman and CEO

Ms. Zheng Luo is our founder, Chairwoman and chief executive officer, and chief executive officer and chief designer of Oriental Fashion. Before founding Oriental Fashion, Ms. Zheng Luo was chairwoman and chief executive officer of Oumeng (2003 - 2007) and chairwoman and chief executive officer of Green’s Apparel (1996 - 2003). Ms. Zheng Luo has been active in the fashion design and retail business for over 10 years. She created the OMNIALUO brand in 1996. Ms. Zheng Luo is a renowned designer in the fashion industry who has won various prestigious honors nationally and internationally and received broad media coverage in China, Hong Kong, Paris and Italy. Ms. Zheng Luo earned a Bachelor of Arts degree in International Finance from Shenzhen University in 1991.

Mr. Junneng Yang, Chief Operating Officer

Mr. Junneng Yang is our chief operating officer. He began his fashion career in 1990. He joined Green’s Apparel as a vice president in 1997. From 1997 to 2003, he built up the OMNIALUO distribution network from 2 shops in Shenzhen to over 150 shops nationally. From 2003 to 2006, Mr. Yang served as a professional consultant for over 20 fashion brands. From 2005 to 2006, he also served as the chief executive officer of a Down Jacket Fashion Corp based in Shenzhen. In January 2007, Mr. Yang rejoined Oriental Fashion as its chief operating officer and brings his over 15 years of experience in marketing and brand management in the fashion industry. Mr. Yang has no higher education degree.

Ms. Xiaomei Liu, Chief Financial Officer

Ms. Xiaomei Liu is our chief financial officer. She has been working as a financial advisor to companies and institutions in China for the past eight years. Before moving back to China, she worked at the Investment Banking Division of Lehman Brothers in New York and Hong Kong. Her experience includes a variety of equity, debt, and merger and acquisition transactions. Ms. Liu has an MBA from Wharton Business School of the University of Pennsylvania and a BA from Finance Institute of China.

Ms. Xiaoyin Luo, Director

Ms. Luo Xiaoyin Luo was appointed as a director in January 2008. Ms. Luo serves as Director & General Manager of Hutchison Harbour Ring China, a subsidiary of Hutchison Whampoa Limited (HWL). Ms. Xiaoyin Luo has over 14 years of service to HWL. Her main responsibilities are commercial property investment, development, operation, and management. Some of her projects include The Center, Westgate Mall, Harbour Ring Plaza and Huangpu Center in Shanghai, Metropolitan Plaza in Chongqing, and Pacific Plaza in Qingdao. Since Hutchison Harbor is the exclusive licensing agent of Warner Brothers Consumer Product Division (WBCP) in China, Ms. Xiaoyin Luo is in charge of the product license and retail license business development for Warner Bros. Studio Store Shanghai Flagship operation management, retail network and distribution channel construction, and sub-licensee development. Ms. Xiaoyin Luo holds the degree of Master of Economics and holds an EMBA from China Europe International Business School.

Mr. Qing Huang, Director

Mr. Qing Huang was appointed as a director in January 2008. Mr. Huang is engaged in private equity financing activities in China as an investor and advisor. He is currently a general partner of Mingly China Growth Fund, L.P. a private equity fund focused on investing in growth companies in China. Mr. Huang has participated in a large number of international financing transactions by Chinese and non-Chinese companies, including private placement and public offerings of corporate equity and debt. Mr. Huang worked as a lawyer and adviser in the United States, Hong Kong and Shanghai and was associated with international law firms Shearman & Sterling and Linklaters in Hong Kong and Brown & Wood LLP in New York. Mr. Huang graduated from Columbia University School of Law with a J.D. degree, from University of Chicago with a Master’s degree in political science and from Beijing University with a Bachelors’ degree in English and American literatures. He is a member of the New York State Bar Association.

Mr. Fei Luo, Director

Mr. Fei Luo was appointed as a director in January 2008. He has served as a director of IER Venture Capital Co., Ltd., a venture capital firm in China, since 2000. He founded Beida Zongheng Financial Consulting Co., Ltd. in 1999 and serves as the president and chairman of the board of Beida Zongheng. From 1997 to 1999, he served as the managing director of Shenzhen Yanning Development Co., Ltd., in charge of investment. From 1993 to 1996, he served as the vice chairman of Shenzhen Anxing Financial Consulting Co., Ltd and vice chairman of Shenzhen Anxing investing Co., Ltd. Mr. Fei Luo received his Master degree in Economics from Peking University in 1999 and his BA in Economics from Peking University in 1988.

Mr. Tianhong Yu, Director

Mr. Tianhong Yu was appointed as a director in January 2008. Mr. Yu has served as a vice president and managing director of Huayi Brothers & Taihe Film Investment Co., Ltd., a leading motion picture and television production and distribution company in China, since 2005. From 2003 to 2005, he had planned and supervised a number of movie and TV series. Prior to that, he was the senior manager of TOM Online Inc., a leading wireless internet company in China. Mr. Yu also founded Beijing Modern Art Center and CHINALAW DATABASE, the first law database in China. Mr. Yu received his Bachelor Degree in Economic Law from Peking University in 1988.

Mr. Charles Mo, Director

Mr. Charles Mo was appointed as a director in January 2008. Mr. Mo is a Certified Public Accountant with twenty seven years of experience in public and corporate accounting and finance. Mr. Mo has held his CPA license since 1980. Mr. Mo has served in his current position as the General Manager of Charles Mo & Co. since June of 2005, focusing on general management duties. From October 1999 to May 2005, Mr. Mo served as chief operating officer and chief financial officer of Coca-Cola Shanghai. His duties included finance, logistics, production, and general management. From December 1998 to September 1999, Mr. Mo served as Finance Director of Fisher Rosemount Shanghai. From August 1996 to September 1999, he also served as chief financial officer of Nike China, and his responsibilities included overseeing finance, human resources, and logistics. From January 1995 to August 1996, Mr. Mo served as controller for Polaroid China. From August 1982 to December 1994, Mr. Mo served as finance and audit manager for Wang Laboratories. From 1978 to 1982, Mr. Mo served as an accountant and auditor for Ernst & Young and Thomas Allen, CPA. Mr. Mo received a Bachelor of Arts degree with a Business Administration major in 1974 from HK Baptist College. Mr. Mo received an MBA in accounting in 1976 from California State University-Fullerton. Mr. Mo has been the Vice Chairman of AMCHAM Shanghai since 2006, and was re-elected in November 2007. Mr. Mo has served on the Board of Governors of AMCHAM Shanghai since 2005 and will continue to do so during 2008. Mr. Mo was the Treasurer for AMCHAM Shanghai in 2005. He is a director of Benda Pharmaceutical, Inc. (OTC BB: BPMA).

Mr. Wenbin Fang, Director

Mr. Wenbin Fang was appointed as a director in January 2008. Mr. Fang has served as general manager in Shen Zhen Meng Sa Di Ka Trading Company since 2003. From 2000 to 2002, Mr. Fang worked for ARTLEVA, an Italian company, where he was focused on exportation of household goods and clothing products from China (including Taiwan) to Italy, France and Germany. From 1998 to 2000, he worked for MAX, where he was focused on exportation of household goods and clothing products from China (including Hong Kong) to Italy and France. From 1993 to 1997, he served as business manager for east Asia area (including China) of R.P.R. Clothing Machine Manufactory, an Italian Company. He earned his bachelor’s degree in Industrial Design in Shangdong Design and Art College. He then spent a year (1992-1993) in the Department of Industrial Design of Italy National Design and Act College.

Family Relationships

Ms. Xiaoyin Luo is the elder sister of Ms. Zheng Luo and the sister-in-law of Mr. Wenbin Fang. Mr. Wenbin Fang is the husband of Ms. Zheng Luo. There are no other family relationships between any of our directors and executives.

Board Composition and Committees

The board of directors is currently composed of seven members. All Board action requires the approval of a majority of the directors in attendance at a meeting at which a quorum is present.

Each of Qing Huang, Fei Luo, Charles C. Mo and Tianhong Yu (collectively, the “Independent Directors”) were elected to serve on the Board of Directors as an “independent director” as defined by Rule 4200(a)(15) of the Marketplace Rules of The Nasdaq Stock Market, Inc. (the “Nasdaq Marketplace Rules”), and the Board of Directors has confirmed the “independent director” status under the Nasdaq Marketplace Rules of each of the Independent Directors.

On January 28, 2008, the full Board of Directors, including the Independent Directors:

(1)	approved the establishment of the Audit Committee, Compensation Committee, and Governance and Nominating Committee of the Board of Directors; and

(2)
appointed three of the Independent Directors to each of the Audit Committee, Compensation Committee, and Governance and Nominating Committee and appointed Mr. Mo as the Chair of the Audit Committee, Mr. Huang as the Chair of the Compensation Committee and Mr. Yu as the Chair of the Governance and Nominating Committee.

Our Audit Committee is primarily responsible for reviewing the services performed by our independent auditors and evaluating our accounting policies and our system of internal controls. The Nominating Committee is primarily responsible for nominating directors and setting policies and procedures for the nomination of directors. The Nominating Committee will also be responsible for overseeing the creation and implementation of our corporate governance policies and procedures. The Compensation Committee is primarily responsible for reviewing and approving our salary and benefit policies (including stock options), including compensation of executive officers.

Director Compensation

We have not paid our directors fees in the past for attending scheduled and special meetings of our board of directors.

On January 28, 2008, the full Board approved a form of Non-Officer Director’s Contract, which includes indemnification provisions, for each of the Independent Directors, Wenbin Fang and Xiaoyin Luo. Under the terms of the Non-Officer Director’s Contracts, the Company agreed to pay the Independent Directors an annual fee of $12,000 each, as compensation for the services to be provided by them as directors and as chairpersons of various board committees, as applicable. We also reimburse each director for reasonable travel expenses related to such director’s attendance at board of directors and committee meetings.

Under the terms of the Non-Officer Director’s Contracts, the Company agreed to indemnify the Independent Directors, Wenbin Fang and Xiaoyin Luo, against expenses, judgments, fines, penalties or other amounts actually and reasonably incurred by the directors in connection with any proceeding if such director acted in good faith and in the best interests of the Company. This brief description of the terms of the Non-Officer Director’s Contracts is qualified by reference to the provisions of the form of agreement incorporated by reference as an exhibit to Annual Report. We believe the terms of these agreements are reasonable and customary and comparable to those entered into by other publicly-traded companies in the United States.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act required our executive officers and directors, and person who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us all such filing requirements applicable to our officers and directors were complied with during the fiscal year ended December 31, 2007.

Code of Ethics

On January 28, 2008, our board of directors adopted a code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The code of ethics addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code. A copy of the code of ethics has been filed as Exhibit 14.1 to our current report on Form 8-K filed on February 1, 2008. We are in the process of making our code of ethics available on our website, which is located at www.omnialuo.com.cn. Once it is available on our website, any amendments or waivers to the code of ethics will be posted on our website within four business days of such amendment or waiver. Until such time, however, any amendments or waivers to our code of ethics will be filed with the SEC in a Current Report on Form 8-K.

Audit Committee and Audit Committee Financial Expert

The Board of Directors has determined that Mr. Mo, an “independent director” as defined by Rule 4200(a)(15) of the Nasdaq Marketplace Rules, possesses accounting or related financial management experience that qualifies him as financially sophisticated within the meaning of Rule 4350(d)(2)(A) of the Nasdaq Marketplace Rules and that he is an “audit committee financial expert” as defined by the rules and regulations of the Securities and Exchange Commission. Mr. Mo is the Chairman of our Audit Committee.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table - 2006 and 2007

The following table sets forth information concerning all compensation awarded to, earned by or paid to each person serving as a principal executive officer for services rendered in all capacities during fiscal years 2006 and 2007. No other executive officers received compensation in excess of $100,000 in either fiscal year.

Name And Principal Position	Year	Annual Compensation Salary ($)	Bonus ($)	Non-qualified Deferred Compensation on Earnings	All Other Compensation ($)	Total ($)
Zheng Luo,	2007	75,000	-	1,600-	-	76,600
CEO and President	2006	75,000	-	-	-	75,000
Junneng Yang	2007	30,000	-	1,200	-	31,200
Chief Operating Officer	2006	-	-	-	-	-
Xiaomei Liu	2007	20,000	-	-	-	20,000
Chief Financial Officer	2006	-	-	-	-	-

* Calculated on the basis that $1 = RMB 7.7.

Employment Agreements

Each of the executive officers and other individuals named above has entered into a standard PRC form of employment contract with our operating subsidiary, Oriental Fashion.

The terms of Ms. Luo’s contract provide for a two year employment term, from January 1, 2007 through December 31, 2008, with an annual salary of $75,000 and monthly deferred compensation payments totaling $4,800 annually.

The terms of Mr. Yang’s contract provide for a two year employment term, from February 9, 2007 through February 8, 2009, with an annual salary of $30,000 and monthly deferred compensation payments totaling $1,200 annually.

Director Compensation

Historically, we have not compensated our directors for their services as directors and we did not compensate our directors during 2006 or 2007.

On January 28, 2008, the full Board approved a form of Non-Officer Director’s Contract, which includes indemnification provisions, for each of the Independent Directors, Wenbin Fang and Xiaoyin Luo. Under the terms of the Non-Officer Director’s Contracts, the Company agreed to pay the Independent Directors an annual fee of $12,000 each, as compensation for the services to be provided by them as directors and as chairpersons of various board committees, as applicable. We also reimburse each director for reasonable travel expenses related to such director’s attendance at board of directors and committee meetings.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives, during the fiscal year ended December 31, 2007.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our common stock as of December 31, 2007 (i) by each person who is known by us to beneficially own more than 5% of our common stock or who may otherwise be deemed to be “control persons” and affiliates of us; (ii) by each of our current officers and current and proposed directors; and (iii) by all of our current officers and current and proposed directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, Room 101, Building E6, Huaqiaocheng, East Industrial Park, Nanshan District, Shenzhen, 518053, The People’s Republic of China.

Name and Address of Beneficial Owner	Director or Officer	Amount and Nature of Beneficial Ownership (1)		Percentage (2)
Zheng Luo (3) (4)	Director and Officer	7,525,420	(5)(6)	32.95%
Xiaoyin Luo (3)(4)	Director	5,411,514		23.69%
Wenbin Fang (3)(4)	Director	1,141,791	(5)	5.00%
Qing Huang (4)	Director	-0-		-0-
Fei Lou (4)	Director	-0-		-0-
Tianhong Yu (4)	Director	-0-		-0-
Charles Mo (4)	Director	-0-		-0-
Junneng Yang (4)	Officer	-0-		-0-
Xiaomei Liu (4)	Officer	-0-		-0-

Name and Address of Beneficial Owner	Director or Officer	Amount and Nature of Beneficial Ownership (1)		Percentage (2)
JAIC-CROSBY Greater China Investment Fund Limited (8) P.O. Box 2081GT, Century Yard, Cricket Square, Hutchins Drive, George Town, Grand Cayman, Cayman Islands		942,208	(6)(7)	4.09%

All current and proposed directors and current officers as a group (eight in the group)		14,078,725 shares		61.64%

* Less than 1%.

[1]Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

2A total of 22,840,000 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each Beneficial Owner above, any options exercisable within 60 days have been included in the denominator.

3Ms. Xiaoyin Luo is the elder sister of Ms. Zheng Luo and sister-in-law of Mr. Wenbin Fang. Mr. Wenbin Fang is the husband of Ms. Zheng Luo. Each disclaims beneficial ownership of the shares held by the other.

[4] The address for each of the individuals shown is c/o Oriental Fashion.

[5] Share amounts shown do not include shares held by the individual’s spouse, as to which the individual disclaims beneficial ownership.

[6] Reflects the transfer by Ms. Zheng Luo, as part of the reverse acquisition, of 140,891 shares of common stock to JAIC-CROSBY Greater China Investment Fund Limited.

[7] Includes warrants to purchase 200,000 shares of our common stock, which may by their terms become exercisable within 60 days of the date of this report.

8 JAIC-CROSBY Greater China Investment Fund Limited was a “control person” and affiliate of Omnia prior to the reverse acquisition and 2007 Private Placement by reason of the existence and its exercise of its contractual rights under its preferred investment documentation, and may now be deemed to be a “control person” and affiliate of the Company.

Make-Good Provision

In connection with the 2007 Private Placement, Zheng (Cindy) Luo (the principal stockholder and chief executive officer of the Company), and another stockholder agreed to place 41.11% of the shares of Common Stock they collectively own (including 40% of the shares owned by Ms. Luo) in escrow (the “Escrow Shares”). The Escrow Shares represented approximately 19.79% of the Company’s total post-reverse acquisition and pre-2007 Private Placement issued and outstanding shares. If the Company failed to report net income of at least $2.0 million under U.S. GAAP (before adjustments for non-cash and cash charges related to the reverse acquisition and 2007 Private Placement, including any liquidated damages payments under the registration rights agreement with the 2007 Private Placement investors (the “Registration Rights Agreement”) and any expense relating to any issuance of shares by us prior to the reverse acquisition and 2007 Private Placement, and for any charges related to the release of the Escrow Shares, and before accounting for the impact on net income of any equity incentive options or shares granted) for the fiscal year 2007, the escrow agent was to transfer to the investors in the 2007 Private Placement the number of Escrow Shares based on the following formula: (($2.0 million - 2007 adjusted reported net income)/$2.0 million) multiplied by the Escrow Shares, subject to a maximum number of 50% of the Escrow Shares.

As the Company’s reported net income under U.S. GAAP (before adjustments for non-cash and cash charges, which include the RTO expenses described below, related to the reverse acquisition and 2007 Private Placement, including any liquidated damages payments under the registration rights agreement with the 2007 Private Placement investors (the “Registration Rights Agreement”) and any expense relating to any issuance of shares by us prior to the reverse acquisition and 2007 Private Placement, and for any charges related to the release of the Escrow Shares, and before accounting for the impact on net income of any equity incentive options or shares granted) for the fiscal year 2007 exceeded $2.0 million, 50% of the Escrow Shares are being returned by the escrow agent to Ms. Luo and the other stockholder. The “RTO Expenses,” which are general and administrative expenses for accounting purposes, totaled $970,320 and were incurred in conjunction with the October 2007 reverse acquisition, the October 2007 PIPE and the related SEC resale registration (the “RTO Expenses”). The RTO expenses consist of shell company related expenses, including certain fees paid to the placement agent and investor relations agency ($218,113), auditing fees ($67,293), legal fees ($301,403), entertainment expenses related to the reverse acquisition and the October 2007 PIPE ($5,123), travel expenses ($63,380), consultancy fees, which include fees paid for RTO and PIPE related market research and consulting services ($233,763), exchange loss relating to the payment of RTO expenses ($19,242) and other expenses ($62,003).

If th Company fails to report net income of at least $4.3 million under U.S. GAAP (before adjustments for non-cash and cash charges related to the reverse acquisition and 2007 Private Placement, including any liquidated damages payments under the Registration Rights Agreement and any expense relating to any issuance of shares by us prior to the reverse acquisition and 2007 Private Placement, and for any charges related to the release of Escrow Shares, and before accounting for the impact on net income of any equity incentive options or shares granted) for the fiscal year 2008, the escrow agent shall transfer to the investors in the 2007 Private Placement the lesser of: (1) the number of Escrow Shares based on the following formula: ($4.3 million - 2008 adjusted reported net income/$4.3 million) multiplied by the Escrow Shares; or (2) the number of Escrow Shares still in escrow.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our Company.

Securities Authorized for Issuance under Equity Compensation Plans

The Company adopted in the first quarter of 2008 an employee equity incentive plan under which the Company’s officers, directors, consultants, and employees will be eligible to receive, in relevant part, either securities or stock options exercisable for the Company’s securities at exercise prices that must generally be no less than the then prevailing fair market value of the Company’s common stock on the date of grant. The Company has reserved five million (5,000,000) shares of common stock for issuance under this plan.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the 2007 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds $120,000, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

On October 9, 2007, we completed a reverse acquisition transaction with Omnia BVI in which we issued to the shareholders of Omnia BVI 16,800,000 shares of our common stock in exchange for all of the issued and outstanding shares of Omnia BVI. As a result, Omnia BVI became our wholly-owned subsidiary and the former shareholders of Omnia BVI became our controlling shareholders.

The Company’s operating subsidiary, Oriental Fashion, purchased finished goods for $821,196 from Oumeng during 2006. A substantial percentage of these purchases resulted from Oumeng acting as temporary procurement agents and contracting parties with third-party manufacturers and suppliers during the period before Oriental Fashion received its business license. Certain of the Company’s principal shareholders were also principal shareholders of Oumeng throughout 2006 and early 2007 and a director of Oriental Fashion, who is also the spouse of a principal Company’s shareholder and director of Oriental Fashion, managed part of the business of Oumeng during the same period. Therefore, Oumeng is deemed to have been under common control with the Company during the time these purchases occurred.

The Company’s operating subsidiary, Oriental Fashion, entered into an agreement in 2006 for the purchase of finished goods for $1,337,875 from Yin Hu, an affiliate of the Company at that time, for delivery originally during the quarter ended March 31, 2007. A portion of the payments due and of the deliveries to be made were deferred into the second quarter of 2007, and the remaining undelivered goods are to be delivered in August 2007. A principal shareholder of the Company was also a principal shareholder of Oriental Fashion throughout 2006 and part of the first quarter of 2007. Therefore, Yin Hu is deemed to have been under common control with the Company during the time these purchases occurred.

The Company believes the terms obtained and consideration paid in connection with the transactions described above were no less favorable than those that would have been obtained by the Company’s subsidiary in arm’s-length transactions with an unrelated party.

Under Ms. Zheng Luo’s employment contract with our operating subsidiary, Oriental Fashion, she may not compete with Oriental Fashion while employed and, if she terminates employment, Oriental Fashion may thereafter restrict her from competing with its business for up to three years, provided it pays her a total of RMB 1,800,000 in consideration of her performance of the three-year non-compete provision.

In connection with the 2007 Private Placement, we (a) paid commissions and a non-accountable expense allowance totaling $568,875, and (b) issued warrants to purchase 492,000 shares of the Company’s common stock, to Keating Securities, as a financial advisory fee in partial consideration of their services in connection with the 2007 Private Placement, pursuant to a previously reported placement agreement entered into with Keating Securities on September 14, 2007. Prior to consummation of the reverse acquisition and 2007 Private Placement, we may be deemed to have been an affiliate of Keating Securities by reason of the ownership of shares of our common stock by principals and executives of Keating Securities.

The Company believes the terms obtained and consideration paid in connection with the transactions described above were no less favorable than those that would have been obtained by the Company (or its operating subsidiary in the case of those transactions with Oriental Fashion) in arm’s-length transactions with an unrelated party.

In connection with the reverse acquisition, JAIC-CROSBY Greater China Investment Fund Limited (the “Lead Investor”), which was a “control person” and affiliate of Omnia BVI prior to the reverse acquisition and 2007 Private Placement by reason of the existence and its use of its contractual rights under its preferred investment documentation, and which may now be deemed to be a “control person” and affiliate of the Company, in consideration of its relinquishing certain rights, (a) retains certain put rights with respect to its shares as against Ms. Zheng Luo (but not as against us) if we do not obtain an OTCBB quotation or the Lead Investor’s shares are not registered for resale or otherwise eligible to be publicly resold by July 1, 2008, (b) received an additional 149,884 shares of our common stock from Ms. Zheng Luo and another former Omnia BVI shareholder as part of the reverse acquisition, and (c) may be entitled to additional shares of our common stock if the make good or antidilution provisions applicable to investors in the 2007 Private Placement result in additional shares being transferred or issued to those investors.

Except as set forth in our discussion above, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Director Independence

Each of Qing Huang, Fei Luo, Charles C. Mo and Tianhong Yu (collectively, the “Independent Directors”) were elected to serve on the Board of Directors as an “independent director” as defined by Rule 4200(a)(15) of the Marketplace Rules of The Nasdaq Stock Market, Inc. (the “Nasdaq Marketplace Rules”), and the Board of Directors has confirmed the “independent director” status under the Nasdaq Marketplace Rules of each of the Independent Directors.

ITEM 13. EXHIBITS

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
2.1
Share Exchange Agreement, dated October 9, 2007, among the registrant, certain stockholders of the registrant signatory thereto, Omnia Luo Group Limited, and the shareholders of Omnia Luo Group Limited (filed as an exhibit to the Current Report of Wentworth II, Inc. on Form 8-K, as filed with the SEC on October 15, 2007, and incorporated herein by reference).*

3.1
Certificate of Incorporation of Wentworth II, Inc. as filed with the Secretary of State of Delaware (filed as an exhibit to the registration statement of Wentworth II, Inc. on Form SB-2, as filed with the SEC on December 12, 2001, and incorporated herein by reference).*

3.2	Bylaws of Wentworth II, Inc. (filed as an exhibit to the registration statement of Wentworth II, Inc. on Form SB-2, as filed with the SEC on December 12, 2001, and incorporated herein by reference).*

4.1
Form of Warrant to Purchase Common Stock issued by the registrant to certain investors, dated October 9, 2007 (filed as an exhibit to the Current Report of Wentworth II, Inc. on Form 8-K, as filed with the SEC on October 15, 2007, and incorporated herein by reference).*

4.2
Form of Warrant to Purchase Common Stock issued by the registrant to certain of the former shareholders of Omnia Luo Group Limited in exchange for their warrants to purchase ordinary shares of Omnia Luo Group Limited, dated October 9, 2007 (filed as an exhibit to the Current Report of Wentworth II, Inc. on Form 8-K, as filed with the SEC on October 15, 2007, and incorporated herein by reference).*

4.3
Form of Common Stock Placement Agent Warrant issued by the registrant to Keating Securities, LLC, dated October 9, 2007 (filed as an exhibit to the Current Report of Wentworth II, Inc. on Form 8-K, as filed with the SEC on October 15, 2007, and incorporated herein by reference).*

4.4
Form of Registration Rights Agreement by and among the registrant , investors and other stockholders signatory thereto, dated October 9, 2007 (filed as an exhibit to the Current Report of Wentworth II, Inc. on Form 8-K, as filed with the SEC on October 15, 2007, and incorporated herein by reference).*

4.5
Form of Lock-up Agreement among the registrant and certain stockholders, dated October 9, 2007 (filed as an exhibit to the Current Report of Wentworth II, Inc. on Form 8-K, as filed with the SEC on October 15, 2007, and incorporated herein by reference).*

10.1
Form of Securities Purchase Agreement by and among the registrant, and certain investors, dated October 9, 2007 (filed as an exhibit to the Current Report of Wentworth II, Inc. on Form 8-K, as filed with the SEC on October 15, 2007, and incorporated herein by reference).*

10.2
Form of Make Good Escrow Agreement by and among the registrant, Zheng Luo, Kong Amy Wai Man Ng, Keating Securities, LLC, as agent and Corporate Stock Transfer, Inc., as escrow agent, dated October 9, 2007 (filed as an exhibit to the Current Report of Wentworth II, Inc. on Form 8-K, as filed with the SEC on October 15, 2007, and incorporated herein by reference).*

10.3
First Amendment Agreement by and among the registrant, Omnia Luo Group Limited, Zheng Luo and JAIC-CROSBY Greater China Investment Fund Limited, dated as of October 4, 2007 (filed as an exhibit to the Current Report of Wentworth II, Inc. on Form 8-K, as filed with the SEC on October 15, 2007, and incorporated herein by reference).*

10.4
First Amendment Agreement by and among the registrant, Omnia Luo Group Limited, Zheng Luo and certain holders of Omnia Luo Group Limited preferred shares, dated as of October 4, 2007 (filed as an exhibit to the Current Report of Wentworth II, Inc. on Form 8-K, as filed with the SEC on October 15, 2007, and incorporated herein by reference).*

10.5
Agreement with Principal Shareholder, Chief Executive Officer and Director by and between the registrant and Zheng Luo, dated October 9, 2007 (filed as an exhibit to the Current Report of Wentworth II, Inc. on Form 8-K, as filed with the SEC on October 15, 2007, and incorporated herein by reference).*

10.6
Assignment and Assumption Agreement by and between Omnia Luo Group Limited and the registrant, dated October 9, 2007 (filed as an exhibit to the Current Report of Wentworth II, Inc. on Form 8-K, as filed with the SEC on October 15, 2007, and incorporated herein by reference).*

14.1	Business Ethics Policy and Code of Conduct (Incorporated by reference to Exhibit 14.1 to the registrant’s Current Report on Form 8-K filed on February 1, 2008).*

21	Subsidiaries of the registrant (Incorporated by reference to Exhibit 21 to the registrant’s Current Report on Form 8-K filed on October 15, 2007).*

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

* Incorporated by reference.

** Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the fiscal years ended December 31, 2006 and 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2006 and 2007 were $35,000 and $78,000, respectively.

Audit-Related Fees

The aggregate fees billed in each of the fiscal years ended December 31, 2007 and 2006 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under the paragraph captioned “Audit Fees” above are $20,000 and $0, respectively. The services provided by our accountants within this category consisted of advice relating to the Form SB-2 filed by the Company on November 7, 2007.

Tax Fees

The aggregate fees billed in each of the fiscal years ended December 31, 2007 and 2006 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed in each of the fiscal years ended December 31, 2007 and 2006 for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14 are $0 and $0, respectively.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit and non-audit service performed by our auditor for our consolidated financial statements as of and for the year ended December 31, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNIALUO, INC.

Dated: March 31, 2008	By:	/s/ Zheng Luo
Zheng Luo, CEO and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Each person whose signature appears below hereby authorizes Zheng Luo or Xiaomei Luo as attorneys-in-fact to sign on his or her behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this annual report on Form 10-KSB.

Signature	Title

/s/ Zheng Luo	Chief Executive Officer and	March 31, 2008
Zheng Luo	Chairwoman (Principal Executive Officer)

/s/ Xiaomei Liu	Chief Financial Officer (Principal	March 31, 2008
Xiaomei Liu	Financial and Accounting Officer)

/s/ Wenbin Fang	Director	March 31, 2008
Wenbin Fang

/s/ Qing Huang	Director	March 31, 2008
Qing Huang

/s/ Fei Luo	Director	March 31, 2008
Fei Luo

/s/ Xiaoyin Luo	Director	March 31, 2008
Xiaoyin Luo

/s/ Charles C. Mo	Director	March 31, 2008
Charles C. Mo

/s/ Tianhong Yu	Director	March 31, 2008
Tianhong Yu

OmniaLuo, Inc.
(Formerly Wentworth II, Inc.)

Consolidated Financial Statements

For the year ended December 31, 2007
(Stated in US dollars)

OMNIALUO, INC.
(Formerly Wentworth II, Inc.)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE

YEAR ENDED DECEMBER 31, 2007

PAGE
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME	F-2

CONSOLIDATED BALANCE SHEET	F-3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS	F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-6 - F-20

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of
OmniaLuo, Inc.
(Formerly Wentworth II, Inc.)

We have audited the accompanying consolidated balance sheet of OmniaLuo, Inc. (Formerly Wentworth II, Inc.) (the “Company”) and its subsidiaries as of December 31, 2007, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2007, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

PKF
Certified Public Accountants
Hong Kong, China
March 27, 2008

OmniaLuo, Inc.
(Formerly Wentworth II, Inc.)
Consolidated Statements of Operations and Comprehensive Income
(Stated in US Dollars)

	Year ended December 31,
	2007	2006

Revenues - Note 3	$7,875,757	$1,479,603
Cost of revenues	(3,624,486)	(788,050)

Gross profit	4,251,271	691,553

Expenses
General and administrative expenses	1,923,899	113,760
Depreciation	129,678	20
Selling and marketing expenses	979,459	93,537

	3,033,036	207,317

Income from operations	1,218,235	484,236
Interest income	5,647	900
Other income	19,329	-
Finance costs - Note 4	(38,802)	(339)
Make good provision - Note 14	(2,299,893)	-

(Loss) income before income taxes	(1,095,484)	484,797

Income taxes - Note 5	-	(78,114)

Net (loss) income	$(1,095,484)	$406,683

Other comprehensive income
Foreign currency translation adjustments	286,560	10,162

Comprehensive (loss) income	$(808,924)	$416,845

(Loss) earnings per share - Note 6
Basic and diluted	$(0.05)	$0.02

Weighted average number of shares outstanding
Basic and diluted	21,993,753	16,800,000

See Notes to Consolidated Financial Statements

OmniaLuo, Inc.
(Formerly Wentworth II, Inc.)
Consolidated Balance Sheet
(Stated in US Dollars)

December 31,
2007
ASSETS
Current assets
Cash and cash equivalents	$3,083,715
Trade receivables (net of allowance of doubtful accounts of $8,313) - Note 7	1,573,644
Inventories - Note 8	2,602,653
Deposits - Note 9	1,995,229

Total current assets	9,255,241
Property and equipment, net - Note 10	724,681

TOTAL ASSETS	$9,979,922

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables	$281,027
Loans from stockholders - Note 12	14,294
Other payables, deposits received and accrued expenses - Note 13	1,368,890

Total current liabilities	1,664,211

TOTAL LIABILITIES	1,664,211

COMMITMENTS - Note 15

STOCKHOLDERS’ EQUITY
Common stock: par value $0.01 per share
Authorized 40,000,000 shares; issued and outstanding 22,840,000 shares	228,400
Preferred stock: par value $0.01 per share
Authorized 10,000,000 shares; none issued and outstanding	-
Additional paid-in capital	8,479,390
Statutory reserve - Note 16	261,948
Accumulated other comprehensive income	296,722
Accumulated deficit	(950,749)

TOTAL STOCKHOLDERS’ EQUITY	8,315,711

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,979,922

See Notes to Consolidated Financial Statements

OmniaLuo, Inc.
(Formerly Wentworth II, Inc.)
Consolidated Statements of Stockholders’ Equity
(Stated in US Dollars)

					Accumulated	Retained
	Common stock		Additional		other	earnings
	No. of shares	Amount	paid-in capital	Statutory reserve	comprehensive income	(accumulated deficit)	Total

Balance, January 1, 2006	16,800,000	$168,000	$(118,000)	$-	$-	$-	$50,000
Net income	-	-	-	-	-	406,683	406,683
Foreign currency translation adjustments	-	-	-	-	10,162	-	10,162
Appropriation to reserve	-	-	-	44,265	-	(44,265)	-

Balance, December 31, 2006	16,800,000	168,000	(118,000)	44,265	10,162	362,418	466,845
Issuance of non-redeemable BVI Preferred Shares	-	-	229,840	-	-	-	229,840
Conversion of redeemable BVI Preferred Shares	-	-	500,140	-	-	-	500,140
Recapitalization	1,120,000	11,200	26,582	-	-	-	37,782
Common stock and warrants issued for the 2007 Private Placement, net of expenses	4,920,000	49,200	5,540,935	-	-	-	5,590,135
Make good escrow arrangement	-	-	2,299,893				2,299,893
Net loss	-	-	-	-	-	(1,095,484)	(1,095,484)
Foreign currency translation adjustments	-	-	-	-	286,560	-	286,560
Appropriation to reserve	-	-	-	217,683	-	(217,683)	-

Balance, December 31, 2007	22,840,000	$228,400	$8,479,390	$261,948	$296,722	$(950,749)	$8,315,711

See Notes to Consolidated Financial Statements

OmniaLuo, Inc.
(Formerly Wentworth II, Inc.)
Consolidated Statement of Cash Flows
(Stated in US Dollars)

	Year ended December 31,
	2007	2006
Cash flows from operating activities
Net (loss) income	$(1,095,484)	$406,683
Adjustment to reconcile net (loss) income to net
cash used in operating activities:
Depreciation	129,678	20
Allowance of doubtful accounts	8,313	-
Allowance of obsolete inventories	77,676	-
Make good provision	2,299,893	-
Changes in operating assets and liabilities:
Trade receivables	(1,442,936)	(73,142)
Inventories	(2,542,493)	(33,145)
Deposits	(940,297)	(927,120)
Trade payables	269,668	491,632
Other payables, deposits received and accrued expenses	787,347	78,460
Income tax payable	(73,939)	-

Net cash flows used in operating activities	(2,522,574)	(56,612)

Cash flows from investing activities
Acquisition of property and equipment	(809,442)	(15,484)
Cash acquired from the RTO	39,072	-

Net cash flows used in investing activities	(770,370)	(15,484)

Cash flows from financing activities
Proceeds from issuance of BVI Preferred Shares, net of expenses	729,980	-
Proceeds from issuance of common stock, net of expenses	5,590,135	50,000
(Repayment of) proceeds from loans from stockholders	(89,726)	104,229

Net cash flows provided by financing activities	6,230,389	154,229

Effect of foreign currency translation on cash and cash equivalents	62,814	1,323

Net increase in cash and cash equivalents	3,000,259	83,456

Cash and cash equivalents - beginning of year	83,456	-

Cash and cash equivalents - end of year	$3,083,715	$83,456

Supplemental disclosure for cash flow information
Interest paid	$2,532	$38
Income taxes paid	$73,939	$-

See Notes to Consolidated Financial Statements

OmniaLuo, Inc
(Formerly Wentworth II, Inc.)
Notes to Consolidated Financial Statements
(Stated in US Dollars)

1. Corporate information

(a)
OmniaLuo, Inc. (the “Company”) was incorporated in the State of Delaware on March 7, 2001 under the name of Wentworth II, Inc. for the purpose of pursuing a business combination. On November 16, 2007, the Company changed its name to OmniaLuo, Inc..

The Company’s common stock began trading on the Over-the-Counter Bulletin Board under the ticker symbol “OLOU” on January 10, 2008.

(b)
On October 9, 2007, the Company entered into a share exchange agreement with Omnia Luo Group Limited (“Omnia BVI”), the shareholders of Omnia BVI and certain of the then Company’s principal stockholders. Pursuant to the share exchange agreement, the Company agreed to issue to the shareholders of Omnia BVI 16,800,000 shares of the Company’s common stock in exchange for all of the then issued and outstanding shares of Omnia BVI.

The aforesaid share exchange transaction was completed on October 9, 2007 and thereafter Omnia BVI became a wholly owned subsidiary of the Company and the former shareholders of Omnia BVI became the majority stockholders of the Company. This transaction constituted a reverse takeover transaction (the “RTO”).

Concurrently with the consummation of the RTO, the Company issued 4,920,000 shares of its common stock and five-year warrants to purchase an aggregate of 4,920,000 shares of the Company’s common stock at $1.5625 per share for an aggregate purchase price of $6.15 million, to a total of 38 investors in a private placement (the “2007 Private Placement”). In connection with this private placement, the Company issued five-year warrants to purchase 492,000 shares of the Company’s common stock at $1.5625 per share to Keating Securities, LLC (“Keating Securities”), as a financial advisory fee in partial consideration of their services in connection with the private placement. Prior to the consummation of the RTO and the 2007 Private Placement, the Company was deemed to have been an affiliate of Keating Securities by reason of the ownership of shares of the Company’s common stock by principals and executives of Keating Securities. The warrants issued to the investors are to purchase and Keating Securities have been classified in equity and were outstanding as of December 31, 2007.

Omnia BVI is a business company organized under the laws of the British Virgin Islands on August 11, 2006. It has conducted no business and is a holding company whose only asset is a 100% equity interest in Shenzhen Oriental Fashion Co., Ltd. (“Oriental Fashion”). Oriental Fashion was established on September 19, 2006 in the People’s Republic of China (the “PRC”).

OmniaLuo, Inc
(Formerly Wentworth II, Inc.)
Notes to Consolidated Financial Statements
(Stated in US Dollars)

1. Corporate information (Cont’d)

(c)
Pursuant to preferred stock purchase and shareholders agreements dated as of December 15, 2006 and December 20, 2006, Omnia BVI had issued an aggregate of 2,147 convertible preferred shares (the “BVI Preferred Shares”) and detachable warrants to purchase up to $365,940 in ordinary shares, based on the offering price in the next financing of Omnia BVI (the “BVI Warrants”), to a private venture capital investment fund (the “Lead Investor”) and several individual investors for a total cash investment of $729,980.

By agreements dated as of October 9, 2007: (i) among Omnia BVI, the Lead Investor, Ms. Zheng Luo (the principal stockholder and chief executive officer of the Company) and another of the Company’s stockholders, and (ii) among Omnia BVI, Ms. Zheng Luo and each of the other holders of BVI Preferred Shares and Warrants, effective upon the closing of the RTO, each BVI Preferred Shares was converted into a specified number of ordinary shares of Omnia BVI, with each such ordinary share of Omnia BVI then being exchanged for 319.8294 shares of the Company’s common stock and each BVI Warrant was exchanged for warrants to purchase the Company’s common stock, exercisable at any time during a two-year period commencing on December 17, 2007, at a per share price of $1.25.

292,752 warrants were issued in exchange for the BVI Warrants. Their exercise price is subject to adjustment for share subdivisions, share combinations, mergers or consolidation. These warrants have been classified in equity and were outstanding as of December 31, 2007.

The Company’s common stock issuable under the aforementioned agreements were included in the 16,800,000 shares of the Company’s common stock issued in relation to the RTO as detailed in note 1(b) to the financial statements.

2. Description of business

Following the RTO, the Company commenced to be engaged in the design, marketing, distribution and sales of women’s apparel under the brand names of “OMNIALUO” and “OMNIALO” (collectively referred to herein as the “OMNIALUO Brands”) through a network of over 180 retail stores across the PRC. The Company offers a complete line of business casual women’s wear, including bottoms, tops, and outerwear, as well as accessories.

There are currently three different types of retail stores that carry the OMNIALUO Brands: (i) Company-owned stores, which stores are owned exclusively by the Company and carry only the OMNIALUO Brands, (ii) co-owned stores, which stores are owned jointly by the Company and a third party, and carry the OMNIALUO Brands exclusively, and (iii) independent distributor stores, which stores are owned exclusively by third parties and carry the OMNIALUO Brands exclusively.

OmniaLuo, Inc.
(Formerly Wentworth II, Inc.)
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3. Summary of significant accounting policies

Basis of presentation

The RTO has been accounted for as a recapitalization of the Company whereby the historical financial statements and operations of Omnia BVI become the historical financial statements of the Company, with no adjustments to the carrying value of the assets and liabilities. The 1,120,000 shares of the Company outstanding prior to the RTO are accounted for at the net book value at the time of the RTO. The accompanying consolidated financial statements reflect the recapitalization of the stockholders’ equity as if the transaction occurred as of the beginning of the first period presented.

Omnia BVI was incorporated on August 11, 2006. As such, the comparative information of the consolidated statements of operations and comprehensive income, cash flows and stockholders’ equity cover the period from August 11, 2006 to December 31, 2006 for Omnia BVI and Oriental Fashion.

Principles of consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes, provision for warranty and the estimation on useful lives of property, plant and equipment. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from those estimates.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. As of December 31, 2007, the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, Hong Kong and the United States, which management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

During 2007, there was one customer that contributed 10% or more to the Company’s consolidated revenue: Hubei Province Tian Men Fashion Factory ($980,025). No customer contributed 10% or more to the Company’s consolidated revenue in 2006.

OmniaLuo, Inc.
(Formerly Wentworth II, Inc.)
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3. Summary of significant accounting policies (Cont’d)

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months. As of December 31, 2007, 64% of the cash and cash equivalents were denominated in Renminbi (“RMB”) and were placed with banks in the PRC. They are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government. The remaining balances of cash and cash equivalents denominated in United States and Hong Kong dollars were 16% and 20% respectively.

Allowance of doubtful accounts

The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectibility of trade receivables. A considerable amount of judgment is required in assessing the amount of the allowance and the Company considers the historical level of credit losses and applies percentages to aged receivable categories. The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers is to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

Based on the above assessment, during the reporting periods, the management establishes the general provisioning policy to make allowance equivalent to the aging of trade receivables as follows:

% of general
provision
Trade receivables due:
Within one year	0.3
After one year but within two years	20
After two years but within three years	50
Over three years	100

Bad debts are written off when identified. The Company extends unsecured credit to customers ranging from 30 to 45 days in the normal course of business. The Company does not accrue interest on trade receivables.

Based upon the aforementioned criteria, the management has determined that allowance of doubtful accounts amounting to $8,313 was required as of December 31, 2007. No such allowance was made in 2006.

OmniaLuo, Inc.
(Formerly Wentworth II, Inc.)
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3. Summary of significant accounting policies (Cont’d)

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a FIFO basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition.

The Company estimates net realizable value of inventories based on intended use, current market value and inventory ageing analyses. The Company writes down the inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and the estimated market value based upon assumptions about future demand and market conditions.

The Company provided an allowance of obsolete inventories of $77,676 in 2007. No such allowance was made in 2006.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.

Depreciation is provided on a straight-line basis over the assets’ estimated useful lives. The principal depreciation rates are as follows :-

Annual rate
Office equipment and computers	20%
Machinery	20%
Leasehold improvements	20%
Motor vehicles	20%

Maintenance or repairs are charged to expense as incurred. Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

Impairment of long-lived assets

Long-lived assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company recognizes impairment of long-lived assets in the event that the net book values of such assets exceed the future undiscounted cashflows attributable to such assets. During the reporting periods, the Company has not identified any indicators that would require testing for impairment.

OmniaLuo, Inc.
(Formerly Wentworth II, Inc.)
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3. Summary of significant accounting policies (Cont’d)

Revenue recognition

Revenue is recognized when it is probable that the economic benefits will flow to the Company and when the revenue can be measured reliably, on the following basis :-

(i)
revenue from sales of the Company’s products is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time of delivery and the sales price is fixed or determinable and collection is reasonably assured; and

(ii)	interest income is recognized on an accrual basis

Advertising and transportation expenses

Advertising and transportation expenses are charged to expense as incurred.

Advertising expenses amounting to $17,448 and $11,301 for the years ended December 31, 2007 and 2006 respectively were included in selling and marketing expenses.

Transportation expenses amounting to $26,999 and $1,395 for the years ended December 31, 2007 and 2006 respectively were included in selling and marketing expenses.

Warranty

The Company maintains a policy of providing after sales services for all products by way of a warranty program. The Company did not maintain a warranty reserve as there was no record for any goods returned from customers during the reporting periods. However, the Company will periodically assess the estimation of its warranty liability and recognize the reserve when necessary based on the actual experience.

Stock-based compensation

The Company adopted SFAS No. 123R “Share-Based Payment” to recognize the stock-based compensation. Under SFAS 123R, equity instruments issued to service providers for their services are measured at the grant-date fair value and recognized in the statement of operations over the vesting period.

Income taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to SFAS No. 109 “Accounting for Income Taxes”. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements.

OmniaLuo, Inc.
(Formerly Wentworth II, Inc.)
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3. Summary of significant accounting policies (Cont’d)

Comprehensive income

The Company has adopted SFAS 130, “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Components of comprehensive income include net (loss) income and foreign currency translation adjustments.

Foreign currency translation

The functional currency of the Company is United States dollars (“US$”) while that of its subsidiaries are Hong Kong dollars (“HK$”) and Renminbi (“RMB”). The Company maintains its financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the financial statements of the subsidiaries which are prepared using the functional currency have been translated into US$. Assets and liabilities are translated at the exchange rates at the balance sheet date and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net (loss) income but are included in foreign currency translation adjustments to other comprehensive income, a component of stockholders’ equity. The exchange rates in effect as of December 31, 2007 and 2006 were RMB1 for $0.1371 and HKD1 for $0.1282, and RMB1 for $0.1283 and HKD1 for $0.1286 respectively. The average exchange rates for the years ended December 31, 2007 and 2006 were RMB1 for $0.1317 and HKD1 for $0.1282, and RMB1 for $0.1256 and HKD1 for $0.1287 respectively. There was no significant fluctuation in the exchange rates for conversion of RMB and HKD to US$ after the balance sheet date.

Fair value of financial instruments

The Company considers the carrying values reported in the consolidated balance sheet for current assets and current liabilities qualifying as financial instruments approximate their fair values due to the short-term maturity of such instruments.

It is the management’s opinion that the Company is not exposed to significant interest, price, foreign currency or credit risks arising from these financial instruments.

Basic and diluted earnings per share

The Company reports basic earnings per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per share is computed using the weighted average number of shares outstanding during the periods presented. The weighted average number of shares of the Company represents the number of common stock outstanding during the reporting periods.

OmniaLuo, Inc.
(Formerly Wentworth II, Inc.)
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3. Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation requires the recognition in financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the 2007 fiscal year. The adoption of FIN 48 has no material effect on the Company’s financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurement”. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. The adoption of SFAS 157 has no material effect on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 are effective for the fiscal year beginning January 1, 2008. The Company is in the process of evaluating the impact that SFAS 159 will have on its financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The Company is in the process of evaluating the impact that SFAS 160 will have on its financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The Company is in the process of evaluating the impact that SFAS 141 (Revised) will have on its financial statements upon adoption.

OmniaLuo, Inc.
(Formerly Wentworth II, Inc.)
Notes to Consolidated Financial Statements
(Stated in US Dollars)

4. Finance costs

	Year ended December 31,
	2007	2006

Interest expenses	$2,532	$38
Bank charges and net exchange loss	36,270	301

	$38,802	$339

5. Income taxes

The Company is subject to the United States of America Tax law at tax rate of 34%. It has no assessable profit for both years ended December 31, 2007 and 2006. The Company has not provided deferred taxes on undistributed earnings of its non-U.S. subsidiaries as of December 31, 2007, as it is the Company’s current policy to reinvest these earnings in non-U.S. operations.

Omnia BVI was incorporated in the BVI and, under the current laws of the BVI, is not subject to income tax.

Oriental Fashion is subject to the PRC Enterprise Income Tax (“EIT”) at 27%, of which 24% is for national tax and 3% is for local tax, of the assessable profits. Pursuant to the relevant PRC tax laws and regulations, Oriental Fashion enjoys a preferential income tax rate of 15% since it operates in the Shenzhen Special Economic Zone of the PRC.

In April 2007, Oriental Fashion obtained an approval from the PRC government that its principal activities be amended to include manufacture of apparels. As Oriental Fashion became a wholly-foreign owned enterprise engaged in manufacture industry which was duly approved by the PRC tax authority, it was entitled to two years’ exemption, from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by 50% tax reduction of national tax and full exemption of local tax for the immediate next three calendar years. This tax holiday commenced in the fiscal financial year 2007.

The effective income tax expenses differ from the PRC EIT tax rate of 15% as follows:

	Year ended December 31,
	2007	2006

Provision for income taxes at 15%	$(164,323)	$72,720
Non-deductible items for tax	532,021	5,394
Tax holiday	(367,698)	-

	$-	$78,114

During the year ended December 31, 2007, the amount of benefit from tax holiday was $367,698 and the effect on loss per share was $0.02.

OmniaLuo, Inc.
(Formerly Wentworth II, Inc.)
Notes to Consolidated Financial Statements
(Stated in US Dollars)

5. Income taxes (Cont’d)

PRC’s legislative body, the National People’s Congress, adopted the unified Enterprise Income Tax (“EIT”) Law on March 16, 2007. This new tax law will replace the existing separate income tax laws for domestic enterprises and foreign-invested enterprises and will become effective on January 1, 2008. Under the new tax law, a unified income tax rate is set at 25% for both domestic enterprises and foreign-invested enterprises. However, there will be a transition period for enterprises, whether foreign-invested or domestic, that are currently receiving preferential tax treatments granted by relevant tax authorities. Enterprises that are subject to an enterprise income tax rate lower than 25% may continue to enjoy the lower rate and will transit into the new tax rate over a five year period beginning on the effective date of the EIT Law. Enterprises that are currently entitled to exemptions for a fixed term may continue to enjoy such treatment until the exemption term expires. Preferential tax treatments may continue to be granted to industries and projects that qualify for such preferential treatments under the new law.

6. (Loss) earnings per share - basic and diluted

The basic and diluted (loss) earnings per share is calculated using the net (loss) income and the weighted average number of shares outstanding during the reporting periods. All share and per share data have been adjusted to reflect the recapitalization of the Company in the RTO.

As of December 31, 2007, the warrants issued to the investors and a financial advisor in the 2007 Private Placement and the warrants issued in exchange for the BVI Warrants were anti-dilutive. There were no dilutive instruments as of December 31, 2006. Accordingly, the basic and diluted (loss) earnings per share are the same for both the reporting periods.

7. Trade receivables

Included in trade receivables is an amount of $1,020,441 due from the major customer, Hubei Province Tian Men Fashion Factory. Ms. Zheng Luo has undertaken to repay the said amount to the Company if this customer defaults on payment. Hubei Province Tian Men Fashion Factory and Ms. Luo are business associates and do not hold any other relationship.

Subsequent to the balance sheet date, Hubei Province Tian Men Fashion Factory had settled approximately 80% of the receivable.

8. Inventories

At December 31,
2007

Raw materials	$55,320
Work in progress	29,955
Finished goods	2,598,257

2,683,532
Allowance of obsolete inventories	(80,879)

$2,602,653

OmniaLuo, Inc.
(Formerly Wentworth II, Inc.)
Notes to Consolidated Financial Statements
(Stated in US Dollars)

9. Deposits

At December 31,
2007

Rental, utilities and other deposits	$100,460
Trade deposits to suppliers	1,894,769

$1,995,229

Included in the trade deposits to suppliers is an amount of $137,489 paid to Yin Hu Company (“Yin Hu Company”). Yin Hu Company is deemed to have been under common control with the Company as a principal stockholder of the Company was also a principal shareholder of Yin Hu Company during part of the current reporting period. The Company believes that the terms obtained and the consideration paid in connection with the transaction that gave rise to the trade deposit were no less favorable than those that would have been obtained by the Company in arm’s-length transactions with an unrelated party.

10. Property and equipment, net

At December 31,
2007

Office equipment and computers	$375,048
Machinery	14,454
Leasehold improvements	455,052
Motor vehicles	17,343

861,897
Accumulated depreciation	(137,216)

Property and equipment, net	$724,681

Depreciation for the years ended December 31, 2007 and 2006 was $129,678 and $20 respectively. There was no disposal during the reporting periods.

11. Trademarks

Oriental Fashion, currently owns four trademarks, namely “Omnialuo”, “Omnialo”, “歐柏秓羅” and “歐柏秓奴” which were registered in the PRC. These trademarks were transferred to the subsidiary from a major stockholder of the Company for nil consideration during 2006.

12. Loans from stockholders

Certain stockholders extended loans to the Company in 2006, which were interest-free, unsecured and repayable on demand. The Company repaid $89,726 to the stockholders in 2007.

OmniaLuo, Inc.
(Formerly Wentworth II, Inc.)
Notes to Consolidated Financial Statements
(Stated in US Dollars)

13. Other payables, deposits received and accrued expenses

At December 31,
2007

Other payables and accruals	$135,558
Receipt in advance from customers	594,678
Deposits received	432,931
Value-added taxes payable	205,723

$1,368,890

14. Make good escrow agreement

In connection with the 2007 Private Placement, Ms. Zheng Luo and another stockholder agreed to place 3,546,268 shares of the Company’s common stock they collectively own in escrow (the “Escrow Shares”). If the Company fails to report net income of at least $2.0 million under U.S. GAAP (before adjustments for non-cash and cash charges related to the RTO and the 2007 Private Placement, including any liquidated damages payments under the registration rights agreement with the 2007 Private Placement investors (the “Registration Rights Agreement”) and any expense relating to any issuance of shares by the Company prior to the RTO and the 2007 Private Placement, and for any charges related to the release of the Escrow Shares, and before accounting for the impact on net income of any equity incentive options or shares granted) for the fiscal year 2007, the escrow agent shall transfer to the investors in the 2007 Private Placement the number of Escrow Shares based on the following formula: (($2.0 million - 2007 Adjusted reported net income)/$2.0 million) multiplied by the Escrow Shares, subject to a maximum number of 50% of the Escrow Shares.

If the Company fails to report net income of at least $4.3 million under U.S. GAAP (before adjustments for non-cash and cash charges related to the RTO and the 2007 Private Placement, including any liquidated damages payments under the Registration Rights Agreement and any expense relating to any issuance of shares by the Company prior to the RTO and the 2007 Private Placement, and for any charges related to the release of Escrow Shares, and before accounting for the impact on net income of any equity incentive options or shares granted) for the fiscal year 2008, the escrow agent shall transfer to the investors in the 2007 Private Placement the lesser of: (i) the number of Escrow Shares based on the following formula: (($4.3 million - 2008 Adjusted reported new income)/$4.3 million) multiplied by the Escrow Shares; or (ii) the number of Escrow Shares still in escrow.

As overall segment profit (before unallocated expenses relating to the reverse acquisition, the 2007 Private Placement and related SEC resale registration totaling $970,320 (“RTO Expenses”), but less other unallocated general and administrative expenses of $2,098 relating to corporate operations, not included in the segment information) for the year ended December 31, 2007 was $2,176,827, the Company achieved the net income threshold for the fiscal year 2007 and the shares held in escrow will be released back to Ms. Luo and the other stockholder. Since Ms. Luo is also the director and chief executive officer of the Company, the release of shares from escrow to her constitutes a compensatory plan and are treated as an expense for the amount of the market value of the shares as of the date the performance goals are met, i.e. December 31, 2007.

RTO Expenses comprise:

Legal fee	$301,403
Consultancy fee [a]	233,763
Audit fee	67,293
Travel expenses	63,380
Entertainment	5,123
Exchange loss	19,242
Shell company related expenses [b]	218,113
Others	62,003

$970,320

[a]	For provision of market research and consulting services related to the RTO and 2007 Private Placement
[b]	Included mainly reverse merger fee and reimbursement of expensese related to the RTO and 2007 Private Placement

OmniaLuo, Inc.
(Formerly Wentworth II, Inc.)
Notes to Consolidated Financial Statements
(Stated in US Dollars)

14. Make good escrow agreement (Cont’d)

The Company’s common stock began trading on the Over-the-Counter Bulletin Board on January 10, 2008. The per share closing price of the Company’s common stock on January 10, 2008 of $1.5 was used to calculate the compensation expense. The total expense recognized for the fiscal year 2007 is $2,299,893 and the potential impact of the release of shares upon the financial statements is estimated to be approximately $2.3 million for fiscal year 2008.

The release of shares from escrow to the other stockholder does not constitute a compensatory plan as this stockholder did not hold and currently does not hold any position in the Company and has no relationship to the Company other than as a stockholder.

15. Commitments

Operating lease arrangements

The Company leases office premises and showrooms under various non-cancelable operating lease agreements that expire at various dates through years 2008 to 2013. The minimum future commitments payable under these agreements as of December 31, 2007 is $1,112,411.

Payable in:

2008	$357,326
2009	279,610
2010	259,542
2011	146,654
2012	36,949
Over 5 years	32,330

$1,112,411

Rental expenses under operating leases were $227,602 and $10,577 for the years ended December 31, 2007 and 2006 respectively.

16. Statutory reserve

The statutory reserve comprises the statutory reserve of Oriental Fashion. In accordance with the relevant PRC regulations, Oriental Fashion is required to appropriate 10% of its net income determined in accordance with PRC GAAP each year, if any, to fund the statutory reserve until the balance of the reserve reaches 50% of the registered capital.

The statutory reserve is not distributable and can be used to make up cumulative prior year losses.

OmniaLuo, Inc.
(Formerly Wentworth II, Inc.)
Notes to Consolidated Financial Statements
(Stated in US Dollars)

17. Defined contribution plan

The Company’s subsidiary has a defined contribution plan for all its qualified employees in the PRC. The Company’s subsidiary and its employees are each required to make contributions to the plan at the rates specified in the plan. The only obligation of the Company’s subsidiary with respect to retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in future years. The defined contribution plan contributions were charged to the consolidated statements of income. The Company’s subsidiary contributed $15,197 and $968 for the years ended December 31, 2007 and 2006 respectively.

18. Related party transactions

Apart from the transactions and information as disclosed elsewhere in the financial statements, the Company had the following material transactions with Yin Hu Company and Shenzhen Oumeng Industrial Co., Ltd. (“Oumeng”) during the reporting periods:

	Year ended December 31,
	2007	2006

Purchase of finished goods from Yin Hu Company	$1,185,895	$-
Subcontracting charges paid to Yin Hu Company	389,234	-
Purchase of finished goods from Oumeng	$1,451,699	$821,196

Certain of the Company’s principal stockholders were also principal shareholders of Oumeng during the reporting period and a director of Oriental Fashion, who is also the spouse of a principal Company’s stockholder and director of Oriental Fashion, managed part of the business of Oumeng during the reporting periods. A principal stockholder of the Company was also a principal shareholder of Yin Hu Company during part of the reporting period. Therefore, each of Oumeng and Yin Hu Company is deemed to have been under common control with the Company during the reporting periods.

The Company has advised that it believes the terms obtained and consideration paid in connection with the transactions described above were no less favorable than those that would have been obtained by the Company in arm’s-length transactions with an unrelated party.

OmniaLuo, Inc.
(Formerly Wentworth II, Inc.)
Notes to Consolidated Financial Statements
(Stated in US Dollars)

19. Segment information

The Company operates in the women’s apparel industry. Revenues for the current reporting period consist of retail sales (including Company-owned and co-owned stores) and sales to distributors. Information for the two segments is disclosed as below :-

	Retail sales		Sales to distributors		Total
	2007	2006	2007	2006	2007	2006

Revenue from external customers	$1,849,765	$-	$6,025,992	$1,479,603	$7,875,757	$1,479,603
Gross profit	$1,110,490	-	3,140,781	691,553	4,251,271	691,553
Interest income	1,075	-	3,506	900	4,581	900
Interest expenses	595	-	1,937	38	2,532	38
Depreciation	36,109	-	93,569	20	129,678	20
Segment profit	137,294	-	2,039,533	484,797	2,176,827	484,797
Segment assets	3,195,679	-	5,663,133	1,154,715	8,858,812	1,154,715
Expenditure for segment assets	$168,859	$-	$642,666	$15,815	$811,525	$15,815

For the year ended December 31, 2006, all of the Company’s consolidated revenue consisted of sales to distributors. The Company did not operate its own retail shops yet.

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information :-

	Year ended December 31,
	2007	2006

Total consolidated revenues	$7,875,757	$1,479,603

Total profit for reportable segments	$2,176,827	$484,797
Unallocated amounts relating to operations:
Other income	1,066	-
General and administrative expenses	(973,484)	-
Make good provision	(2,299,893)	-

(Loss) income before income taxes	$(1,095,484)	$484,797

December 31,
2007
Assets

Total assets for reportable segments	$8,858,812
Cash and cash equivalents	1,121,110

$9,979,922

All of the Company’s long-lived assets and customers are located in the PRC. Accordingly, no geographic information is presented.

EXHIBITS

Exhibit No.	Description
2.1
Share Exchange Agreement, dated October 9, 2007, among the registrant, certain stockholders of the registrant signatory thereto, Omnia Luo Group Limited, and the shareholders of Omnia Luo Group Limited (filed as an exhibit to the Current Report of Wentworth II, Inc. on Form 8-K, as filed with the SEC on October 15, 2007, and incorporated herein by reference).*

3.1
Certificate of Incorporation of Wentworth II, Inc. as filed with the Secretary of State of Delaware (filed as an exhibit to the registration statement of Wentworth II, Inc. on Form SB-2, as filed with the SEC on December 12, 2001, and incorporated herein by reference).*

3.2	Bylaws of Wentworth II, Inc. (filed as an exhibit to the registration statement of Wentworth II, Inc. on Form SB-2, as filed with the SEC on December 12, 2001, and incorporated herein by reference).*

4.1
Form of Warrant to Purchase Common Stock issued by the registrant to certain investors, dated October 9, 2007 (filed as an exhibit to the Current Report of Wentworth II, Inc. on Form 8-K, as filed with the SEC on October 15, 2007, and incorporated herein by reference).*

4.2
Form of Warrant to Purchase Common Stock issued by the registrant to certain of the former shareholders of Omnia Luo Group Limited in exchange for their warrants to purchase ordinary shares of Omnia Luo Group Limited, dated October 9, 2007 (filed as an exhibit to the Current Report of Wentworth II, Inc. on Form 8-K, as filed with the SEC on October 15, 2007, and incorporated herein by reference).*

4.3
Form of Common Stock Placement Agent Warrant issued by the registrant to Keating Securities, LLC, dated October 9, 2007 (filed as an exhibit to the Current Report of Wentworth II, Inc. on Form 8-K, as filed with the SEC on October 15, 2007, and incorporated herein by reference).*

4.4
Form of Registration Rights Agreement by and among the registrant , investors and other stockholders signatory thereto, dated October 9, 2007 (filed as an exhibit to the Current Report of Wentworth II, Inc. on Form 8-K, as filed with the SEC on October 15, 2007, and incorporated herein by reference).*

4.5
Form of Lock-up Agreement among the registrant and certain stockholders, dated October 9, 2007 (filed as an exhibit to the Current Report of Wentworth II, Inc. on Form 8-K, as filed with the SEC on October 15, 2007, and incorporated herein by reference).*

10.1
Form of Securities Purchase Agreement by and among the registrant, and certain investors, dated October 9, 2007 (filed as an exhibit to the Current Report of Wentworth II, Inc. on Form 8-K, as filed with the SEC on October 15, 2007, and incorporated herein by reference).*

10.2
Form of Make Good Escrow Agreement by and among the registrant, Zheng Luo, Kong Amy Wai Man Ng, Keating Securities, LLC, as agent and Corporate Stock Transfer, Inc., as escrow agent, dated October 9, 2007 (filed as an exhibit to the Current Report of Wentworth II, Inc. on Form 8-K, as filed with the SEC on October 15, 2007, and incorporated herein by reference).*

10.3
First Amendment Agreement by and among the registrant, Omnia Luo Group Limited, Zheng Luo and JAIC-CROSBY Greater China Investment Fund Limited, dated as of October 4, 2007 (filed as an exhibit to the Current Report of Wentworth II, Inc. on Form 8-K, as filed with the SEC on October 15, 2007, and incorporated herein by reference).*

10.4
First Amendment Agreement by and among the registrant, Omnia Luo Group Limited, Zheng Luo and certain holders of Omnia Luo Group Limited preferred shares, dated as of October 4, 2007 (filed as an exhibit to the Current Report of Wentworth II, Inc. on Form 8-K, as filed with the SEC on October 15, 2007, and incorporated herein by reference).*

10.5
Agreement with Principal Shareholder, Chief Executive Officer and Director by and between the registrant and Zheng Luo, dated October 9, 2007 (filed as an exhibit to the Current Report of Wentworth II, Inc. on Form 8-K, as filed with the SEC on October 15, 2007, and incorporated herein by reference).*

10.6
Assignment and Assumption Agreement by and between Omnia Luo Group Limited and the registrant, dated October 9, 2007 (filed as an exhibit to the Current Report of Wentworth II, Inc. on Form 8-K, as filed with the SEC on October 15, 2007, and incorporated herein by reference).*

14.1	Business Ethics Policy and Code of Conduct (Incorporated by reference to Exhibit 14.1 to the registrant’s Current Report on Form 8-K filed on February 1, 2008).*

21	Subsidiaries of the registrant (Incorporated by reference to Exhibit 21 to the registrant’s Current Report on Form 8-K filed on October 15, 2007).*

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

* Incorporated by reference.

** Filed herewith.