Form 10-Q
period 2008-03-31
OmniaLuo, Inc.
filed 2008-05-15
CIK 1161550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarter Ended March 31, 2008
Commission File Number 000-51792

OMNIALUO, INC.
(Name of Small Business Issuer in Its Charter)

State of Delaware	88-1581799
(State of Incorporation)	(IRS Employer I.D. Number)

Room 101, Building E6
Huaqiaocheng East Industrial Park
Nashan District
Shenzhen 518053
The People’s Republic of China

(Address of principal executive offices)

(+86) 755 - 8245 - 1808
(Registrant’s telephone number, including area code)
_____________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐No ☒
The number of shares outstanding of the issuer’s common stock, $.01 par value per share, as of May 9, 2008, was 22,840,000.

OMNIALUO, INC.

OMNIALUO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2008 and 2007
(Stated in U.S. Dollars)

(Unaudited)

	Three months ended March 31, (Unaudited)
	2008	2007

Revenues - Note 3	$2,544,186	$655,536
Cost of revenues	(1,078,267)	(276,803)

Gross profit	1,465,919	378,733

Expenses
General and administrative expenses	524,160	251,800
Depreciation	41,892	803
Selling and marketing expenses	419,846	51,951

	985,898	304,554

Income from operations	480,021	74,179
Interest income	5,831	534
Other income	2,245	15,513
Finance costs	(8,652)	(2,581)

Income before preferred dividend	479,445	87,645

Preferred dividend	-	(9,125)

Net income applicable to ordinary shareholders	$479,445	$78,520

Other comprehensive income
Foreign currency translation adjustments	307,241	9,578

Comprehensive income	$786,686	$88,098

Earnings per share - Note 5
- Basic	$0.02	$0.005

- Diluted	$0.02	$0.005

Weighted average number of shares outstanding
- Basic	22,840,000	16,800,000

- Diluted	23,584,285	16,800,000

The accompanying notes are an integral part of these consolidated financial statements.

OMNIALUO, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
As of March 31, 2008 and December 31, 2007
(Stated in U.S. Dollars)

	As of March 31, 2008	As of December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$2,760,541	$3,083,715
Trade receivables (net of allowance for doubtful accounts of $5,954 for 2008 and $8,313 for 2007)	1,275,720	1,573,644
Inventories - Note 6	3,817,338	2,602,653
Deposits - Note 7	2,285,830	1,995,229

Total current assets	10,139,429	9,255,241
Property and equipment, net - Note 8	713,679	724,681

TOTAL ASSETS	$10,853,108	$9,979,922

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables	$396,347	$281,027
Other payables, deposits received and accrued expenses - Note 10	1,340,070	1,368,890
Loans from stockholders - Note 11	14,294	14,294

Total current liabilities	1,750,711	1,664,211

TOTAL LIABILITIES	1,750,711	1,664,211

COMMITMENTS - Note 13

STOCKHOLDERS’ EQUITY
Common stock : par value $0.01 per share Authorized 40,000,000 shares; issued and outstanding 22,840,000 shares	228,400	228,400
Preferred stock : par value $0.01 per share Authorized 10,000,000 shares; none issued and outstanding for 2008 and 2007	-	-
Additional paid-in capital	8,479,390	8,479,390
Statutory reserve	331,261	261,948
Accumulated other comprehensive income	603,963	296,722
Accumulated deficit	(540,617)	(950,749)

TOTAL STOCKHOLDERS’ EQUITY	9,102,397	8,315,711

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,853,108	$9,979,922

The accompanying notes are an integral part of these consolidated financial statements.

OMNIALUO, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)
(Stated in U.S. Dollars)

	Three months ended March 31, (Unaudited)
	2008	2007
Cash flows from operating activities
Net income	$479,445	$87,645
Adjustment to reconcile net income to net
cash used in operating activities:
Depreciation	41,892	803
Recovery of allowance for doubtful accounts	(2,996)	-
Changes in operating assets and liabilities:
Trade receivables	358,636	(171,572)
Inventories	(1,083,001)	(394,767)
Deposits	(203,243)	(184,311)
Trade payables	101,437	1,942
Other payables, deposits received and accrued expenses	(81,755)	74,641

Net cash flows used in operating activities	(389,585)	(585,619)

Cash flows from investing activities
Acquisition of property and equipment	(2,370)	(40,404)

Net cash flows used in investing activities	(2,370)	(40,404)

Cash flows from financing activities
Proceeds from issuance of preferred shares, net of expenses	-	729,980

Net cash flows provided by financing activities	-	729,980

Effect of foreign currency translation on cash and cash equivalents	68,781	1,210

Net (decrease)/increase in cash and cash equivalents	(323,174)	105,167

Cash and cash equivalents - beginning of period	3,083,715	83,456

Cash and cash equivalents - end of period	$2,760,541	$188,623

Supplemental disclosures for cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

OMNIALUO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)
(Stated in U.S. Dollars)

1.	Corporate information

(a)
OmniaLuo, Inc. (the “Company”) was incorporated in the State of Delaware on March 7, 2001 under the name of Wentworth II, Inc. for the purpose of pursuing a business combination. On November 16, 2007, the Company changed its name to OmniaLuo, Inc.

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

Concurrently with the consummation of the RTO, the Company issued 4,920,000 shares of its common stock and five-year warrants to purchase an aggregate of 4,920,000 shares of the Company’s common stock at $1.5625 per share for an aggregate purchase price of $6.15 million, to a total of 38 investors in a private placement (the “2007 Private Placement”). In connection with this private placement, the Company issued five-year warrants to purchase 492,000 shares of the Company’s common stock at $1.5625 per share to Keating Securities, LLC (“Keating Securities”), as a financial advisory fee in partial consideration of their services in connection with the private placement. Prior to the consummation of the RTO and the 2007 Private Placement, the Company was deemed to have been an affiliate of Keating Securities by reason of the ownership of shares of the Company’s common stock by principals and executives of Keating Securities. The warrants issued to the investors and Keating Securities have been classified in equity and were outstanding as of March 31, 2008.

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

292,752 warrants were issued in exchange for the BVI Warrants. Their exercise price is subject to adjustment for share subdivisions, share combinations, mergers or consolidation. These warrants have been classified in equity and were outstanding as of March 31, 2008.

The Company’s common stock issuable under the aforementioned agreements were included in the 16,800,000 shares of the Company’s common stock issued in relation to the RTO as detailed in note 1(b) to the financial statements.

2.	Description of business

Following the RTO, the Company commenced to be engaged in the design, marketing, distribution and sales of women’s apparel under the brand names of “OMNIALUO” and “OMNIALO” (collectively referred to herein as the “OMNIALUO Brands”) through a network of over 180 retail stores across the PRC. The Company offers a complete line of business casual women’s wear, including bottoms, tops and outerwear, as well as accessories.

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

3.	Summary of significant accounting policies

Basis of presentation

The accompanying condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America for interim consolidated financial information. Accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month period have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year. These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10KSB as filed with the Securities and Exchange Commission on March 31, 2008.

Principles of consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of trade receivables, inventories, deferred income taxes, provision for warranty and the estimation on useful lives of property and equipment. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from those estimates.

Allowance for doubtful accounts

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

Based on the above assessment, during the reporting periods, the management establishes the general provisioning policy to make allowance equivalent to the aging of trade receivables as follows:

% of general
Trade receivables due:	provision

Within one year	0.3
After one year but within two years	20
After two years but within three years	50
Over three years	100

Bad debts are written off when identified. The Company extends unsecured credit to customers ranging from 30 days to 45 days in the normal course of business. The Company does not accrue interest on trade receivables.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on a first-in-first-out basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition.

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

Depreciation is provided on a straight-line basis over the assets’ estimated useful lives. The principal depreciation rates are as follows :

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

Warranty

The Company maintains a policy of providing after sales services for all products by way of a warranty program. The Company did not maintain a warranty reserve as there was no record for any goods returned from customers during the period. However, the Company will periodically assess the estimation of its warranty liability and recognize the reserve when necessary based on the actual experience.

Stock-based compensation

The Company adopted SFAS No. 123R “Share-Based Payment” using the modified prospective method. Under SFAS 123R, equity instruments issued to service providers for their services are measured at the grant-date fair value and recognized in the statement of income and comprehensive income over the vesting period.

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

Basic and diluted earnings per share

The Company reports basic earnings per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic earnings per share is computed using the weighted average number of shares outstanding during the periods presented. The weighted average number of shares of the Company represents the common stock outstanding during the reporting periods.

Diluted earnings per share is computed using the sum of weighted average number of shares outstanding and dilutive potential shares during the periods presented. In the three months ended March 31, 2008, dilutive potential shares are warrants issued to investors and a financial advisor.

Recently issued accounting pronouncements

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

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 are effective for the fiscal year beginning January 1, 2008. The adoption of SFAS 159 has no material effect on the Company’s financial statements.

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

In March 2008, the FASB issued SFAS No. 161 “Disclosure about Derivative Instruments and Hedging Activities”. SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. The guidance will become effective for the fiscal year beginning after November 15, 2008. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is in the process of evaluating the impact that SFAS 161 will have on its financial statements upon adoption.

4.	Income taxes

The Company is subject to the United States of America Tax law at tax rate of 34%. It has no assessable profit for both reporting periods. The Company has not provided deferred taxes on undistributed earnings of its non-U.S. subsidiaries as of March 31, 2008, as it is the Company’s current policy to reinvest these earnings in non-U.S. operations.

Omnia BVI was incorporated in the BVI and, under the current laws of the BVI, is not subject to income tax.

Oriental Fashion is subject to the PRC Enterprise Income Tax (“EIT”). It was entitled to two year’s exemption, from the first profit marking calendar year of operations after offset of accumulated taxable losses, followed by 50% tax reduction of national tax and full exemption of local tax for the immediate next three calendar years. This tax holiday commenced in the fiscal financial year 2007. As such, no provision for EIT was made for the three months ended March 31, 2008 and 2007.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  Pursuant to FIN 48, the Company identified and evaluated any potential uncertain tax positions.  The Company has concluded that there are no uncertain tax positions requiring recognition in the financial statements.

5.	Earnings per share

The following table sets forth the computation of basic and diluted earnings per share (”EPS”) for the periods presented:

	Three months ended March 31, (Unaudited)
	2008	2007
Numerator:
Net income	$479,445	$78,520

Denominator:
Weighted average number of common stock used to compute basic EPS	22,840,000	16,800,000
Dilutive potential from assumed exercise of warrants	744,285	-

Weighted average number of common stock used to compute diluted EPS	23,584,285	16,800,000

Earnings per share - Basic	$0.02	$0.005

Earnings per share - Diluted	$0.02	$0.005

All share and per share data have been adjusted to reflect the recapitalization of the Company in the RTO.

6.	Inventories

	As of March 31, 2008	As of December 31, 2007
	(Unaudited)	(Audited)

Raw materials	$62,216	$55,320
Work in progress	50,806	29,955
Finished goods	3,788,558	2,598,257

	3,901,580	2,683,532
Allowance for obsolete inventories	(84,242)	(80,879)

	$3,817,338	$2,602,653

7.	Deposits

	As of March 31, 2008	As of December 31, 2007
	(Unaudited)	(Audited)

Rental, utilities and other deposits	$229,899	$100,460
Trade deposits to suppliers	2,055,931	1,894,769

	$2,285,830	$1,995,229

8.	Property and equipment

	As of March 31, 2008	As of December 31, 2007
	(Unaudited)	(Audited)

Office equipment and computers	$393,062	$375,048
Machinery	15,055	14,454
Leasehold improvement	473,971	455,052
Motor vehicles	18,064	17,343

	900,152	861,897
Accumulated depreciation	(186,473)	(137,216)

Property and equipment, net	$713,679	$724,681

9.	Trademarks

Oriental Fashion currently owns four trademarks, namely “Omnialuo”, “Omnialo”, “歐柏秓羅” and “歐柏秓奴” which were registered in the PRC. These trademarks were transferred to the subsidiary from a major stockholder of the Company for nil consideration during 2006.

10.	Other payables, deposits received and accrued expenses

	As of March 31, 2008	As of December 31, 2008
	(Unaudited)	(Audited)

Other payables and accruals	$192,544	$135,558
Receipt in advance from customers	445,019	594.678
Deposits received	475,085	432,931
Value-added taxes payable	227,422	205,723

	$1,340,070	$1,368,890

11.	Loans from stockholders

Certain stockholders extended loans to the Company in 2006, which were interest-free, unsecured and repayable on demand. No repayment was made by the Company during the three months ended March 31, 2008.

12.	Make good escrow agreement

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

The Company achieved the net income threshold for the fiscal year 2007 and the shares held in escrow were released back to Ms. Luo and the other stockholder. Since Ms. Luo is also the director and chief executive officer of the Company, the release of shares from escrow to her constitutes a compensatory plan and was treated as an expense for the amount of the market value of the shares as of the date the performance goals were met, i.e. December 31, 2007. The total expense recognized for the fiscal year 2007 was $2,299,893.

13.	Commitments

Operating lease arrangement

The Company leases office premises and showrooms under various non-cancelable operating lease agreements that expire at various dates through years 2008 to 2013. The minimum future commitments payable under these agreements as of March 31, 2008 and December 31, 2007 were $1,275,510 and $1,112,411 respectively.

Rental expenses under operating leases were $89,556 and $30,906 for the three months ended March 31, 2008 and 2007 respectively.

14.	Defined contribution plan

The Company’s subsidiary has a defined contribution plan for all its qualified employees in the PRC. The Company’s subsidiary and its employees are each required to make contributions to the plan at the rates specified in the plan. The only obligation of the Company’s subsidiary with respect to retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in future years. The defined contribution plan contributions were charged to the statement of income and comprehensive income. The Company’s subsidiary contributed $5,256 and $5,411 for the three months ended March 31, 2008 and 2007 respectively.

15.	Related party transactions

Apart from the transactions and information as disclosed elsewhere in the financial statements, the Company had the following material transaction with Shenzhen Oumeng Industrial Co., Ltd. (“Oumeng”) during the reporting periods:

	Three months ended March 31, (Unaudited)
	2008	2007

Purchase of finished goods from Oumeng	$398,123	$321,073

Certain of the Company’s principal stockholders were also principal shareholders of Oumeng during the reporting period and a director of Oriental Fashion, who is also the spouse of a principal stockholder of the Company and director of Oriental Fashion, managed part of the business of Oumeng during the reporting periods.

The Company has advised that it believes the terms obtained and consideration paid in connection with the transaction described above was no less favorable than those that would have been obtained by the Company in arm’s-length transactions with an unrelated party.

16.	Segment information

The Company operates in the women’s apparel industry. Revenues for the current reporting period consist of retail sales (including Company-owned and co-owned stores) and sales to distributors. Information for the two segments is disclosed as below :-

	Retail sales		Sales to distributors		Total
	Three months ended March 31, (Unaudited)		Three months ended March 31, (Unaudited)		Three months ended March 31, (Unaudited)
	2008	2007	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues from external customers	$875,272	$144,343	$1,668,914	$511,193	$2,544,186	$655,536
Segment profit	$110,349	$29,255	$615,363	$180,528	$725,712	$209,783

	As of March 31, 2008	As of December 31, 2007	As of March 31, 2008	As of December 31, 2007	As of March 31, 2008	As of December 31, 2007
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Segment assets	$3,397,790	$3,195,679	$6,227,925	$5,663,133	$9,625,715	$8,858,812

16.	Segment information (Cont’d)

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information :-

	Three months ended March 31, (Unaudited)
	2008	2007

Total consolidated revenues	$2,544,186	$655,536

Total profit for reportable segments	$725,712	$209,783
Unallocated amounts relating to operations
Other income	-	335
General and administrative expenses	(246,267)	(122,473)

Net income	$479,445	$87,645

	As of March 31, 2008	As of December 31, 2007
	(Unaudited)	(Audited)
Assets

Total assets for reportable segments	$9,625,715	$8,858,812
Cash and cash equivalents	1,227,393	1,121,110

	$10,853,108	$9,979,922

All of the Company’s long-lived assets and customers are located in the PRC. Accordingly, no geographic information is presented.

OMNIALUO, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Part I.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those statements included elsewhere in this Form 10-Q. In addition to the historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the Securities and Exchange Commission and elsewhere in that Annual Report and in this Quarterly Report.

Overview

OmniaLuo, Inc., the name of which was changed from Wentworth II, Inc. on November 16, 2007, is a holding company that conducts all of its business operations through its direct wholly-owned subsidiary, Omnia BVI, established in August 2006, and Omnia BVI’s Chinese subsidiary, Oriental Fashion, established in September 2006. Oriental Fashion designs, develops, markets and distributes women’s apparel under the brand names of OMNIALO and OMNIALUO through its network of retail stores across the People’s Republic of China (“PRC” or “China”), which consisted of 84 stores as of December 31, 2006, 103 stores as of March 31, 2007, 184 stores as of December 31, 2007 and 196 stores as of March 31, 2009 in 29 provinces throughout China. Until our acquisition of Omnia BVI on October 9, 2007, our operations were very limited.

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

Results of Operations for the three months ended March 31, 2008 and 2007

Since our formation in the third quarter of 2006, we have focused on implementing our strategy of building a design and marketing workforce and an independent distributor and retail store sales network to design, develop, market and distribute “fashionable business casual,” our main product line. By March 31, 2008, we had hired and established a design team of 14 designers. By March 31, 2008 we operated or had distribution relationships with 196 stores, comprising 26 Company-owned stores, 35 co-owned stores, and 135 independent distributor stores, compared with 184 such stores as of December 31, 2007.

Sales revenue for the three months ended March 31, 2008 was $2,544,186, compared with $655,536 for the three months ended March 31, 2007, reflecting both the increase in number of stores as well as increases in sales by existing stores.

Revenue from sales to distributors for the three months ended March 31, 2008 was $1,668,914 (65.6% of total sales revenue for the period), representing a 226% increase over revenue from sales to distributors for the three months ended March 31, 2008 of $511,193 (78.0% of total sales revenue for the period). The increase in sales to distributors reflected the increase in the number of independent distributor stores, from 92 such stores as of March 31, 2007 to 135 such stores as of March 31, 2008, as well as increases in sales by existing distributor stores.

Revenue from retail sales for the three months ended March 31, 2008, including from Company-owned and co-owned stores, was $875,272, (34.4% of total sales revenue for the period), representing a 506% increase over retail sales for the three months ended March 31, 2007 of $144,343 (22.0% of total sales revenue for the period). The higher increase in retail sales reflected the very high rate of increase in the number of Company and co-owned stores, from 11 such stores as of March 31, 2007 to 61 such stores as of March 31, 2008.

Overall gross profit for the three months ended March 31, 2008 was $1,465,919, which represented an overall gross profit margin of 57.6%, compared with overall gross profit of $378,733 and an overall gross profit margin of 57.8% for the three months ended March 31, 2007.

General and administrative expenses, which include rental expense for headquarters, salary expense for management and headquarters staff, and travel and entertainment expenses, were $524,160 for the three months ended March 31, 2008 (20.6% of sales revenues), and $251,800 for the three months ended March 31, 2007 (38.4% of sales revenues). We expect that this percentage will continue to decline during 2008 as our total revenues increase for 2008.

Selling and marketing expenses, which include all costs associated with sales, marketing and distribution functions, were $419,846 for the three months ended March 31, 2008 (16.5% of sales revenues), compared with $51,951 for the three months ended March 31, 2007 (7.9% of sales revenues), reflecting stepped-up marketing and advertising campaigns in early 2008. As selling and marketing expenses include profits from co-owned stores that are shared with our partners in those stores, the increased rate of growth in the number of such stores resulted in an increase in these expenses as a percentage of total sales revenues. We expect this percentage to remain fairly stable in the near term, and possibly decline slightly over time as revenues increase.

Overall segment profit (before unallocated general and administrative expenses of $246,267 relating to corporate activities not included in the segment information) for the three months ended March 31, 2008 was $725,712, which represented an overall profit segment margin of 28.5%, compared with overall segment profit for the three months ended March 31, 2007 of $209,783, which represented an overall segment profit margin of 32.0%. The lower overall segment profit percentage reflects the higher growth rate in retail sales, which generally have a lower margin than independent distributors. Segment profit margins for the three months ended March 31, 2008 on sales to distributors were 36.9% (35.3% for the three months ended March 31, 2007), while segment profit margins for the three months ended March 31, 2008 on retails sales (including Company owned and co-owned stores) were 12.6% (20.27% for the three months ended March 31, 2007).

Income from operations for the three months ended March 31, 2008 and 2007 was $480,021 (18.87% of total sales revenues), compared with income from operations for the three months ended March 31, 2007 of $74,179 (11.32% of total sales revenues).

After interest income, other income and finance costs, net income for the three months ended March 31, 2008 was $479,445, compared with $87,645 for the three months ended March 31, 2007.

Liquidity and Capital Resources

As of March 31, 2008, the Company’s net cash position was $2,760,541, compared with $3,083,715 as of December 31, 2007, and its working capital was $8,388,718, compared with $7,591,030 as of December 31, 2007.

There was no financing activity by the Company during the three months ended March 31, 2008, following the sale by the Company in October 2007 of common stock and accompanying warrants to purchase common stock, which resulted in net proceeds of $5,590,135.

Net cash used in operating activities for the three months ended March 31, 2008 was $389,585, compared with net cash used in operating activities for the three months ended March 31, 2007 of $585,619.

The Company’s investing activities to date have consisted mainly of the purchase of property and equipment. For the three months ended March 31, 2008 and 2007, the net use of cash in investing activities was $2,370 and $40,404, respectively.

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

Our remaining material capital expenditure requirements for the balance of 2008 are approximately $1.5 million, which will be used for store expansions and upgrading information management systems. In addition, we expect that an additional $3.0 million of working capital will be needed to maintain our business operations in the next 12 months. We anticipate funding these requirements from the remaining proceeds of the 2007 Private Placement.

We believe that our currently available working capital should be adequate to sustain our operations at our current levels through at least the next 12 months. However, depending on our future needs and changes and trends in the capital markets affecting our shares and the Company, we may determine to seek additional equity or debt financing in the private or public markets. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us.

Obligations Under Material Contracts

The following table summarizes our outstanding contractual obligations as of March 31, 2008:

Payments due by period in thousands of U.S. dollars
	Total		Less than 1 year		1-3 years		3-5 years		More than 5 years
Long-term debt obligations	$	---	$	---	$	---	$	---	$	---
Capital lease obligations		---		---		---		---		---
Operating lease obligations		$1,275,510		$363,903		$737,616		$149,963		$24,028
Purchase obligations		---		---		---		---		---
Other long term obligations		---		---		---		---		---

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

Concentrations of credit risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. As of March 31, 2008, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, Hong Kong and the United States, which management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

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

For financial reporting purposes, the financial statements of the subsidiaries which are prepared using the functional currency have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and shareholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net (loss) income but are included in foreign exchange adjustment to other comprehensive income, a component of shareholders’ equity. The exchange rates were RMB1 for $0.1428 and HKD1 for $0.1285 as of March 31, 2008, RMB1 for $0.1371 and HKD1 for $0.1282 as of December 31, 2007, and RMB1 for $0.1283 and HKD1 for $0.1286 as of December 31, 2006. The average exchange rates for the three months ended March 31, 2008 and 2007 were RMB1 for $0.1298 and HKD1 for $0.1293 for the period ended December 31, 2007 were RMB1 for $0.1317 and HKD1 for $0.1282 and for the period ended December 31, 2006 were RMB1 for $0.1256 and HKD1 for $0.1287. There is no significant fluctuation in exchange rate for the conversion of RMB and HKD to United State dollars after the balance sheet date.

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

Part I. Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In management’s opinion, there has been no material change in market risk since disclosure in the Company’s Annual Report (Small Business Issuers) on Form 10-KSB for the year ended December 31, 2007.

Part I. Item 4T.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Zheng Luo and Ms. Xiaomei Liu, respectively, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Luo and Ms. Liu concluded that as of March 31, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

Changes in Internal Controls over Financial Reporting.

During the three months ended March 31, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.

OMNIALUO, INC.
OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Common Shareholders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

2.1
Share Exchange Agreement, dated October 9, 2007, among the registrant, certain stockholders of the registrant signatory thereto, Omnia Luo Group Limited, and the shareholders of Omnia Luo Group Limited (filed as an exhibit to the Current Report of Wentworth II, Inc. on Form 8-K, as filed with the SEC on October 15, 2007, and incorporated herein by reference).

3.1
Certificate of Incorporation of Wentworth II, Inc. as filed with the Secretary of State of Delaware (filed as an exhibit to the registration statement of Wentworth II, Inc. on Form SB-2, as filed with the SEC on December 12, 2001, and incorporated herein by reference).

3.2	Bylaws of Wentworth II, Inc. (filed as an exhibit to the registration statement of Wentworth II, Inc. on Form SB-2, as filed with the SEC on December 12, 2001, and incorporated herein by reference).

4.1
Form of Warrant to Purchase Common Stock issued by the registrant to certain investors, dated October 9, 2007 (filed as an exhibit to the Current Report of Wentworth II, Inc. on Form 8-K, as filed with the SEC on October 15, 2007, and incorporated herein by reference).

4.2
Form of Warrant to Purchase Common Stock issued by the registrant to certain of the former shareholders of Omnia Luo Group Limited in exchange for their warrants to purchase ordinary shares of Omnia Luo Group Limited, dated October 9, 2007 (filed as an exhibit to the Current Report of Wentworth II, Inc. on Form 8-K, as filed with the SEC on October 15, 2007, and incorporated herein by reference).

4.3
Form of Common Stock Placement Agent Warrant issued by the registrant to Keating Securities, LLC, dated October 9, 2007 (filed as an exhibit to the Current Report of Wentworth II, Inc. on Form 8-K, as filed with the SEC on October 15, 2007, and incorporated herein by reference).

4.4
Form of Registration Rights Agreement by and among the registrant , investors and other stockholders signatory thereto, dated October 9, 2007 (filed as an exhibit to the Current Report of Wentworth II, Inc. on Form 8-K, as filed with the SEC on October 15, 2007, and incorporated herein by reference).

4.5
Form of Lock-up Agreement among the registrant and certain stockholders, dated October 9, 2007 (filed as an exhibit to the Current Report of Wentworth II, Inc. on Form 8-K, as filed with the SEC on October 15, 2007, and incorporated herein by reference).

10.1
Form of Securities Purchase Agreement by and among the registrant, and certain investors, dated October 9, 2007 (filed as an exhibit to the Current Report of Wentworth II, Inc. on Form 8-K, as filed with the SEC on October 15, 2007, and incorporated herein by reference).

10.2
Form of Make Good Escrow Agreement by and among the registrant, Zheng Luo, Kong Amy Wai Man Ng, Keating Securities, LLC, as agent and Corporate Stock Transfer, Inc., as escrow agent, dated October 9, 2007 (filed as an exhibit to the Current Report of Wentworth II, Inc. on Form 8-K, as filed with the SEC on October 15, 2007, and incorporated herein by reference).

10.3
First Amendment Agreement by and among the registrant, Omnia Luo Group Limited, Zheng Luo and JAIC-CROSBY Greater China Investment Fund Limited, dated as of October 4, 2007 (filed as an exhibit to the Current Report of Wentworth II, Inc. on Form 8-K, as filed with the SEC on October 15, 2007, and incorporated herein by reference).

10.4
First Amendment Agreement by and among the registrant, Omnia Luo Group Limited, Zheng Luo and certain holders of Omnia Luo Group Limited preferred shares, dated as of October 4, 2007 (filed as an exhibit to the Current Report of Wentworth II, Inc. on Form 8-K, as filed with the SEC on October 15, 2007, and incorporated herein by reference).

10.5
Agreement with Principal Shareholder, Chief Executive Officer and Director by and between the registrant and Zheng Luo, dated October 9, 2007 (filed as an exhibit to the Current Report of Wentworth II, Inc. on Form 8-K, as filed with the SEC on October 15, 2007, and incorporated herein by reference).

10.6
Assignment and Assumption Agreement by and between Omnia Luo Group Limited and the registrant, dated October 9, 2007 (filed as an exhibit to the Current Report of Wentworth II, Inc. on Form 8-K, as filed with the SEC on October 15, 2007, and incorporated herein by reference).

14.1	Business Ethics Policy and Code of Conduct (Incorporated by reference to Exhibit 14.1 to the registrant’s Current Report on Form 8-K filed on February 1, 2008).

21	Subsidiaries of the registrant (Incorporated by reference to Exhibit 21 to the registrant’s Current Report on Form 8-K filed on October 15, 2007).

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

OMNIALUO, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNIALUO, INC.
(Registrant)

Date: May 15, 2008	/s/ Zheng Luo
Zheng Luo
President & Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2008	/s/ Xiaomei Liu
Xiaomei Liu
Chief Financial Officer
(Principal Financial and Accounting Officer)