Form 10-Q
period 2008-06-30
OmniaLuo, Inc.
filed 2008-08-14
CIK 1161550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarter Ended June 30, 2008
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

The number of shares outstanding of the issuer’s common stock, $.01 par value per share, as of July 25, 2008, was 22,840,000.

OMNIALUO, INC.

OmniaLuo, Inc.

Condensed consolidated financial statements
For the three and six months ended
June 30, 2008 and 2007
(Stated in US Dollars)

OmniaLuo, Inc.
Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2008 and 2007

Index to Condensed Consolidated Financial Statements

Pages

Condensed Consolidated Statements of Income and Comprehensive Income	5

Condensed Consolidated Balance Sheet	6

Condensed Consolidated Statements of Cash Flows	7

Notes to Condensed Consolidated Financial Statements	8 - 19

OmniaLuo, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
For the three and six months ended June 30, 2008 and 2007
(Stated in US Dollars)

	Three months ended June 30, (Unaudited)		Six months ended June 30, (Unaudited)
	2008	2007	2008	2007

Revenues - Note 3	$3,736,917	$1,887,415	$6,281,103	$2,542,951
Cost of revenues	(1,546,811)	(819,041)	(2,625,078)	(1,095,844)

Gross profit	2,190,106	1,068,374	3,656,025	1,447,107

Expenses
General and administrative expenses	901,126	379,164	1,425,286	630,964
Depreciation	65,851	44,189	107,743	44,992
Selling and marketing expenses	485,240	210,103	905,086	262,054

	1,452,217	633,456	2,438,115	938,010

Income from operations	737,889	434,918	1,217,910	509,097
Interest income	4,700	446	10,531	980
Other income	12,611	76	14,856	15,589
Finance costs	(7,092)	(2,889)	(15,744)	(5,470)

Income before preferred dividend	748,108	432,551	1,227,553	520,196

Preferred dividend	-	(10,950)	-	(20,075)

Net income applicable to ordinary shareholders	748,108	$421,601	1,227,553	$500,121

Other comprehensive income
Foreign currency translation adjustments	196,916	24,776	504,157	34,354

Comprehensive income	945,024	$446,377	1,731,710	$534,475

Earnings per ordinary share - Note 5
Basic	$0.03	$0.03	$0.05	$0.03

Diluted	$0.03	$0.03	$0.05	$0.03

Weighted average number of shares
outstanding
Basic	22,840,000	16,800,000	22,840,000	16,800,000

Diluted	22,867,878	16,800,000	22,897,145	16,800,000

See the accompanying notes to condensed consolidated financial statements

OmniaLuo, Inc.
Condensed Consolidated Balance Sheet
As of June 30, 2008 and December 31, 2007
(Stated in US Dollars)

	As of	As of
	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$2,089,426	$3,083,715
Trade receivables (net of allowance for doubtful accounts
of $8,742 for 2008 and $8,313 for 2007)	2,093,817	1,573,644
Inventories - Note 6	4,174,004	2,602,653
Deposits - Note 7	2,982,583	1,995,229

Total current assets	11,339,830	9,255,241
Property and equipment, net - Note 8	828,379	724,681

TOTAL ASSETS	$12,168,209	$9,979,922

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables	$444,084	$281,027
Other payables, deposits received and accrued expenses
- Note 10	1,668,652	1,368,890
Loans from stockholders - Note 11	8,052	14,294

Total current liabilities	2,120,788	1,664,211

TOTAL LIABILITIES	2,120,788	1,664,211

COMMITMENTS - Note 13

STOCKHOLDERS’ EQUITY

Common stock: par value $0.01 per share
Authorized 40,000,000 shares; issued and
outstanding 22,840,000 shares	228,400	228,400
Preferred stock: par value $0.01 per share
Authorized 10,000,000 shares; none issued
outstanding for 2008 and 2007	-	-
Additional paid-in capital	8,479,390	8,479,390
Statutory reserve	442,632	261,948
Accumulated other comprehensive income	800,879	296,722
Retained earnings (accumulated deficit)	96,120	(950,749)

TOTAL STOCKHOLDERS’ EQUITY	10,047,421	8,315,711

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,168,209	$9,979,922

See the accompanying notes to condensed consolidated financial statements

OmniaLuo, Inc.
Condensed Consolidated Statements of Cash Flows
For the three and six months ended June 30, 2008 and 2007
(Stated in US Dollars)

	Six months ended June 30, (Unaudited)
	2008	2007
Cash flows from operating activities
Net income	1,227,553	$520,196
Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation	109,238	44,992
Recovery of allowance for doubtful accounts	(456)	-
Gain on disposal of property, plant and equipment	(104)	-
Changes in operating assets and liabilities
Trade receivables	(407,046)	(218,695)
Inventories	(1,365,218)	(1,939,728)
Deposits	(835,374)	478,160
Trade payables	140,984	422,548
Other payables, deposits received and accrued liabilities	208,079	461,484

Net cash flows used in operating activities	(922,344)	(231,043)

Cash flows from investing activities
Proceeds from disposal of property and equipment	746	-
Acquisition of property and equipment	(165,471)	(487,975)

Net cash flows used in investing activities	(164,725)	(487,975)

Cash flow from financing activities
Proceeds from issuance of preferred shares, net of expenses	-	729,980
Repayment of loans from stockholders	(6,242)	-

Net cash flows (used in) provided by financing activities	(6,242)	729,980

Effect of foreign currency translation on cash and cash equivalents	99,022	2,475

Net (decrease) increase in cash and cash equivalents	(994,289)	13,437

Cash and cash equivalents - beginning of period	3,083,715	83,456

Cash and cash equivalents - end of period	$2,089,426	$96,893

Supplemental disclosures for cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

See the accompanying notes to condensed consolidated financial statements

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2008 and 2007 (Unaudited)
(Stated in US Dollars)

1.	Corporation information

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

Concurrently with the consummation of the RTO, the Company issued 4,920,000 shares of its common stock and five-year warrants to purchase an aggregate of 4,920,000 shares of the Company’s common stock at $1.5625 per share for an aggregate purchase price of $6.15 million, to a total of 38 investors in a private placement (the “2007 Private Placement”). In connection with this private placement, the Company issued five-year warrants to purchase 492,000 shares of the Company’s common stock at $1.5625 per share to Keating Securities, LLC (“Keating Securities”), as a financial advisory fee in partial consideration of their services in connection with the private placement. Prior to the consummation of the RTO and the 2007 Private Placement, the Company was deemed to have been an affiliate of Keating Securities by reason of the ownership of shares of the Company’s common stock by principals and executives of Keating Securities. The warrants issued to the investors and Keating Securities have been classified in equity and were outstanding as of June 30, 2008.

Omnia BVI is a business company organized under the laws of the British Virgin Islands on August 11, 2006. It has conducted no business and is a holding company whose only asset is a 100% equity interest in Shenzhen Oriental Fashion Co., Ltd. (“Oriental Fashion”). Oriental Fashion was established on September 19, 2006 in the People’s Republic of China (the “PRC”).

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2008 and 2007 (Unaudited)
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

292,752 warrants were issued in exchange for the BVI Warrants. Their exercise price is subject to adjustment for share subdivisions, share combinations, mergers or consolidation. These warrants have been classified in equity and were outstanding as of June 30, 2008.

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

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2008 and 2007 (Unaudited)
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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the six-month period have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year. These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10KSB as filed with the Securities and Exchange Commission on March 31, 2008.

Principles of consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates

In preparing financial statements in conformity with generally accepted accounting principles in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of trade receivables, inventories, deferred income taxes, provision for warranty and the estimation on useful lives of property and equipment. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from those estimates.

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

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2008 and 2007 (Unaudited)
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Allowance for doubtful accounts (cont’d)

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

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2008 and 2007 (Unaudited)
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

Diluted earnings per share is computed using the sum of weighted average number of shares outstanding and dilutive potential shares during the periods presented. In the three and six months ended June 30, 2008, dilutive potential shares are warrants issued to investors.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2008 and 2007 (Unaudited)
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 162 “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411 “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company considers the adoption of SFAS 162 will not have a significant impact on its financial statements.

4.	Income taxes

The Company is subject to the United States of America Tax law at tax rate of 34%. It has no assessable profit for both reporting periods. The Company has not provided deferred taxes on undistributed earnings of its non-U.S. subsidiaries as of June 30, 2008 as it is the Company’s current policy to reinvest these earnings in non-U.S. operations.

Omnia BVI was incorporated in the BVI and, under the current laws of the BVI, is not subject to income tax.

Oriental Fashion is subject to the PRC Enterprise Income Tax (“EIT”). It was entitled to two year’s exemption from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by 50% tax reduction of national tax and full exemption of local tax for the immediate next three calendar years. This tax holiday commenced in the fiscal financial year 2007. As such, no provision for EIT was made for the six months ended June 30, 2008 and 2007.

On January 1, 2007, the Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  Pursuant to FIN 48, the Company identified and evaluated any potential uncertain tax positions.  The Company has concluded that there are no uncertain tax positions requiring recognition in the financial statements.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2008 and 2007 (Unaudited)
(Stated in US Dollars)

5.	Earnings per share

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the periods indicated:

	Three months ended June 30, (Unaudited)		Six months ended June 30, (Unaudited)
	2008	2007	2008	2007
Numerator:
Net income	$748,108	$421,601	$1,227,553	$500,121

Denominator:
Weighted average common shares used to compute
basic EPS	22,840,000	16,800,000	22,840,000	16,800,000
Dilutive potential from assumed exercise of warrants	27,878	-	57,145	-

Weighted average common shares used to compute
diluted EPS	22,867,878	16,800,000	22,897,145	16,800,000

Earnings per share - Basic	$0.03	$0.03	$0.05	$0.03

Earnings per share - Diluted	$0.03	$0.03	$0.05	$0.03

All share and per share data have been adjusted to reflect the recapitalization of the Company in the RTO.

6.	Inventories

	As of	As of
	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Raw materials	$104,967	$55,320
Work in progress	6,706	29,955
Finished goods	4,148,402	2,598,257

	4,260,075	2,683,532
Allowance for obsolete inventories	(86,071)	(80,879)

	$4,174,004	$2,602,653

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2008 and 2007 (Unaudited)
(Stated in US Dollars)

7.	Deposits

	As of	As of
	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Rental, utilities and other deposits	$192,914	$100,460
Trade deposits to suppliers	2,789,669	1,894,769

	$2,982,583	$1,995,229

8.	Property and equipment
	As of	As of
	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Office equipment and computers	$429,645	$375,048
Machinery	15,382	14,454
Leasehold improvement	623,178	455,052
Motor vehicles	18,456	17,343

	1,086,661	861,897
Accumulated depreciation	(258,282)	(137,216)

Property and equipment, net	$828,379	$724,681

9.	Trademarks

Oriental Fashion currently owns four trademarks, namely “Omnialuo”, “Omnialo”, “歐柏秓羅” and “歐柏秓奴” which were registered in the PRC. These trademarks were transferred to the subsidiary from a major stockholder of the Company for nil consideration during 2006.

10.	Other payables, deposits received and accrued expenses

	As of	As of
	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Other payables and accruals	$177,854	$135,558
Receipts in advance	362,584	594,678
Deposits received	583,909	432,931
Value-added taxes payable	544,305	205,723

	$1,668,652	$1,368,890

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2008 and 2007 (Unaudited)
(Stated in US Dollars)

11.	Loans from stockholders

Certain stockholders extended loans to the Company in 2006, which were interest-free, unsecured and repayable on demand. The Company repaid $6,242 to a stockholder during the six months ended June 30, 2008.

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

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2008 and 2007 (Unaudited)
(Stated in US Dollars)

13.	Commitments

Operating lease arrangement

The Company leases office premises and showrooms under various non-cancelable operating lease agreements that expire at various dates through years 2008 to 2013. The minimum future commitments payable under these agreements as of June 30, 2008 and December 31, 2007 were $1,230,517 and $1,112,411 respectively.

Rental expenses under operating leases were $214,075 and $71,722 for the six months ended June 30, 2008 and 2007 respectively.

14.	Defined contribution plan

The Company’s subsidiary has a defined contribution plan for all its qualified employees in the PRC. The Company’s subsidiary and its employees are each required to make contributions to the plan at the rates specified in the plan. The only obligation of the Company’s subsidiary with respect to retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in future years. The defined contribution plan contributions were charged to the statement of income and comprehensive income. The Company’s subsidiary contributed $10,736 and $9,144 for the six months ended June 30, 2008 and 2007 respectively.

15.	Related party transactions

Apart from the transactions and information as disclosed elsewhere in the financial statements, the Company had the following material transactions with Shenzhen Oumeng Industrial Co., Ltd. (“Oumeng”) during the reporting periods:

	Three months ended June 30, (Unaudited)		Six months ended June 30, (Unaudited)
	2008	2007	2008	2007

Purchase of finished goods from Oumeng	$134,110	$470,334	$532,233	$791,407

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

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2008 and 2007 (Unaudited)
(Stated in US Dollars)

16.	Segment information

The Company operates in the women’s apparel industry. Revenues for the current reporting period consist of retail sales (including Company-owned and co-owned stores) and sales to distributors. Information for the two segments is disclosed as below:

	Retail sales		Sales to distributors		Total
	Six months ended June 30, (Unaudited)		Six months ended June 30, (Unaudited)		Six months ended June 30, (Unaudited)
	2008	2007	2008	2007	2008	2007

Revenues	$2,072,736	$494,658	$4,208,367	$2,048,293	$6,281,103	$2,542,951
Segment profit	$261,459	$78,879	$1,545,385	$591,301	$1,806,844	$670,180

	Three months ended June 30, (Unaudited)		Three months ended June 30, (Unaudited)		Three months ended June 30, (Unaudited)
	2008	2007	2008	2007	2008	2007

Revenues	$1,197,464	$350,315	$2,539,453	$1,537,100	$3,736,917	$1,887,415
Segment profit	$151,110	$49,624	$930,022	$410,773	$1,081,132	$460,397

	As of	As of	As of	As of	As of	As of
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2008	2007	2008	2007	2008	2007
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)

Segment assets	$3,492,611	$3,195,679	$7,791,207	$5,663,133	$11,283,818	$8,858,812

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2008 and 2007 (Unaudited)
(Stated in US Dollars)

16.	Segment information (Cont’d)

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information:

	Three months ended June 30, (Unaudited)		Six months ended June 30, (Unaudited)
	2008	2007	2008	2007

Total consolidated revenue	$3,736,917	$1,887,415	$6,281,103	$2,542,951

Total income for reportable segments	$1,081,132	$460,397	$1,806,844	$670,180
Unallocated amounts relating to
operations:
Other income	7	161	7	496
General and administrative expenses	(333,031)	(28,007)	(579,298)	(150,480)

Income before preferred dividend	$748,108	$432,551	$1,227,553	$520,196

	As of	As of
	June 30,	December 31,
	2008	2007
Assets	(Unaudited)	(Audited)

Total assets for reportable segments	$11,283,818	$8,858,812
Cash and cash equivalents	884,391	1,121,110

	$12,168,209	$9,979,922

All of the Company’s long-lived assets and customers are located in the PRC. Accordingly, no geographic information is presented.

OMNIALUO, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART I. FINANCIAL INFORMATION

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

Overview

OmniaLuo, Inc. (the “Company”), the name of which was changed from Wentworth II, Inc. on November 16, 2007, is a Delaware holding company that conducts all of its business operations through its direct wholly-owned BVI subsidiary, Omnia Luo Group Limited (“Omnia BVI”), established in August 2006, and Omnia BVI’s Chinese subsidiary, Shenzhen Oriental Fashion Co., Ltd. (“Oriental Fashion”), established in September 2006. Oriental Fashion designs, develops, markets and distributes women’s apparel under the brand names of OMNIALO and OMNIALUO through its network of retail stores across the People’s Republic of China (“PRC” or “China”), which consisted of 84 stores as of December 31, 2006, 137 stores as of June 30, 2007, 184 stores as of December 31, 2007 and 210 stores as of June 30, 2008 in 29 provinces throughout China. Until our acquisition of Omnia BVI on October 9, 2007, our operations were very limited.

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

Reverse Acquisition with Omnia BVI and Related Equity Financing

On October 9, 2007, we entered into a share exchange agreement with Omnia BVI, the shareholders of Omnia BVI and certain of our principal shareholders. Pursuant to the share exchange agreement, we agreed, among other things, to issue to the shareholders of Omnia BVI 16,800,000 shares of our common stock in exchange for all of the issued and outstanding shares of Omnia BVI, which became our wholly owned subsidiary.

On October 9, 2007, we completed the reverse acquisition transaction with Omnia BVI by issuing to the shareholders of Omnia BVI 16,800,000 shares of our common stock in exchange for all of the issued and outstanding shares of Omnia BVI. As a result, Omnia BVI became our wholly owned subsidiary and the former shareholders of Omnia BVI became our controlling stockholders. We amended our Certificate of Incorporation in November 2007 to change our name from Wentworth II, Inc. to OmniaLuo, Inc.

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

Factors Relevant to Evaluating Our Business and Financial Performance

We design, develop, and market a diversified selection of women’s wear with a focus on fashionable business casual style. We target moderate to premium priced categories of the women’s wear market. In evaluating our performance, management reviews certain key performance indicators, including:

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

Results of Operations for the Three Months and Six Months ended June 30, 2008 and 2007

Since our formation in the third quarter of 2006, we have focused on implementing our strategy of building a design and marketing workforce and an independent distributor and retail store sales network to design, develop, market and distribute “fashionable business casual,” our main product line. By June 30, 2008, we had hired and established a design team of 12 designers. By June 30, 2008 we operated or had distribution relationships with 210 stores, comprising 26 Company-owned stores, 39 co-owned stores, and 145 independent distributor stores, compared with 184 such stores as of December 31, 2007.

Total Sales. Sales revenue for the three months ended June 30, 2008 was $3,736,917, compared with $1,887,415 for the three months ended June 30, 2007, an increase of 98.0%, reflecting both the increase in number of distributors and stores as well as increases in sales by existing distributors and stores. Sales revenue for the six months ended June 30, 2008 was $6,281,103, compared with $2,542,951 for the six months ended June 30, 2007, an increase of 147.0%, reflecting both the increase in number of distributors and stores as well as increases in sales by existing distributors and stores.

Sales to Distributors. Revenue from sales to distributors for the three months ended June 30, 2008 was $2,539,453 (68.0% of total sales revenue for the period), representing a 65.2% increase over revenue from sales to distributors for the three months ended June 30, 2007 of $1,537,100 (81.4% of total sales revenue for the period). Revenue from sales to distributors for the six months ended June 30, 2008 was $4,208,367 (67.0% of total sales revenue for the period), representing a 105.5% increase over revenue from sales to distributors for the six months ended June 30, 2007 of $2,048,293 (80.6% of total sales revenue for the period). The increase in sales to distributors reflected the increase in the number of independent distributor stores, from 99 such stores as of June 30, 2007 to 145 such stores as of June 30, 2008, as well as increases in sales by existing distributors.

Retail Sales. Revenue from retail sales for the three months ended June 30, 2008, including from Company-owned and co-owned stores, was $1,197,464 (32.0% of total sales revenue for the period), representing a 241.8% increase over retail sales for the three months ended June 30, 2007 of $350,315 (18.6% of total sales revenue for the period). Revenue from retail sales for the six months ended June 30, 2008, including from Company-owned and co-owned stores, was $2,072,736 (33.0% of total sales revenue for the period), representing a 319.0% increase over retail sales for the six months ended June 30, 2007 of $494,658 (19.5% of total sales revenue for the period). The higher increase in retail sales reflected the very high rate of increase in the number of Company and co-owned stores, from 38 such stores as of June 30, 2007 to 65 such stores as of June 30, 2008.

Gross Profit and Gross Margins. Overall gross profit for the three months ended June 30, 2008 was $2,190,106, which represented an overall gross profit margin of 58.6%, compared with overall gross profit of $1,068,374 and an overall gross profit margin of 56.6% for the three months ended June 30, 2007. Overall gross profit for the six months ended June 30, 2008 was $3,656,025, which represented an overall gross profit margin of 58.2%, compared with overall gross profit of $1,447,107 and an overall gross profit margin of 56.9% for the six months ended June 30, 2007.

General and Administrative Expenses. General and administrative expenses, which include rental expense for headquarters, salary expense for management and headquarters staff, and travel and entertainment expenses, were $901,126 for the three months ended June 30, 2008 (24.1% of sales revenues), compared with $379,164 for the three months ended June 30, 2007 (20.1% of sales revenues). General and administrative expenses were $1,425,286 for the six months ended June 30, 2008 (22.7% of sales revenues), compared with $630,964 for the six months ended June 30, 2007 (24.8% of sales revenues).

Selling and Marketing Expenses. Selling and marketing expenses, which include all costs associated with sales, marketing and distribution functions, were $485,240 for the three months ended June 30, 2008 (13.0% of sales revenues), compared with $210,103 for the three months ended June 30, 2007 (11.1% of sales revenues), reflecting stepped-up marketing and advertising campaigns in 2008. Selling and marketing expenses were $905,086 for the six months ended June 30, 2008 (14.4% of sales revenues), compared with $262,054 for the six months ended June 30, 2007 (10.3% of sales revenues), for the same reason. As selling and marketing expenses include profits from co-owned stores that are shared with our partners in those stores, the increased rate of growth in the number of such stores resulted in an increase in these expenses as a percentage of total sales revenues. We expect this percentage to remain fairly stable in the near term, and possibly decline slightly over time as revenues increase.

Overall Segment Profit. Overall segment profit (before unallocated general and administrative expenses of $333,031 relating to corporate activities not included in the segment information) for the three months ended June 30, 2008 was $1,081,132, which represented an overall profit segment margin of 28.9%, compared with overall segment profit for the three months ended June 30, 2007 of $460,397, which represented an overall segment profit margin of 24.4%. Overall segment profit (before unallocated general and administrative expenses of $579,298 relating to corporate activities not included in the segment information) for the six months ended June 30, 2008 was $1,806,844, which represented an overall profit segment margin of 28.8%, compared with overall segment profit for the six months ended June 30, 2007 of $670,180, which represented an overall segment profit margin of 26.4%. The lower overall segment profit percentage reflects the higher growth rate in retail sales, which generally have a lower margin than independent distributors.

Segment Profit Margins. Segment profit margins for the three months ended June 30, 2008 on sales to distributors were 36.6% (26.7% for the three months ended June 30, 2007), while segment profit margins for the three months ended June 30, 2008 on retail store sales (including Company owned and co-owned stores) were 12.6% (14.2% for the three months ended June 30, 2007). Segment profit margins for the six months ended June 30, 2008 on sales to distributors were 36.7% (28.9% for the six months ended June 30, 2007), while segment profit margins for the six months ended June 30, 2008 on retail store sales (including Company owned and co-owned stores) were 12.6% (16.0% for the six months ended June 30, 2007).

Income from Operations. Income from operations for the three months ended June 30, 2008 and 2007 was $737,889 (19.8% of total sales revenues), compared with income from operations for the three months ended June 30, 2007 of $434,918 (23.4% of total sales revenues). Income from operations for the six months ended June 30, 2008 and 2007 was $1,217,910 (19.4% of total sales revenues), compared with income from operations for the six months ended June 30, 2007 of $509,097 (20.0% of total sales revenues).

Net Income. After interest income, other income and finance costs, net income for the three months ended June 30, 2008 was $748,108, compared with $432,551 for the three months ended June 30, 2007, and for the six months ended June 30, 2008 was $1,227,553, compared with $520,196 for the six months ended June 30, 2007.

Liquidity and Capital Resources

As of June 30, 2008, the Company’s net cash position was $2,089,426, compared with $3,083,715 as of December 31, 2007, and its working capital was $9,219,042, compared with $7,591,030 as of December 31, 2007.

There was no financing activity by the Company during the six months ended June 30, 2008, following the sale by the Company in October 2007 of common stock and accompanying warrants to purchase common stock, which resulted in net proceeds of $5,590,135.

Net cash used in operating activities for the six months ended June 30, 2008 was $922,344, compared with net cash used in operating activities for the six months ended June 30, 2007 of $231,043.

The Company’s investing activities to date have consisted mainly of the purchase of property and equipment. For the six months ended June 30, 2008 and 2007, the net use of cash in investing activities was $164,725 and $487,975, respectively.

Based on our current operating plan and our available cash and cash equivalents, we expect that we will need to obtain additional financing in the future through the sale of equity securities, private placements, and loans to fund our cash needs and continue our presently planned operations and any future international expansion. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us.

Our remaining material capital expenditure requirements for the balance of 2008 are approximately $1 million, which will be used for store expansions and upgrading information management systems. In addition, we expect that an additional $3 million of working capital will be needed to maintain our business operations in the next 12 months. We anticipate funding these requirements from the remaining proceeds of the 2007 Private Placement.

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

Concentrations of credit risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. As of June 30, 2008, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, Hong Kong and the United States, which management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

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

For financial reporting purposes, the financial statements of the subsidiaries which are prepared using the functional currency have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and shareholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net (loss) income but are included in foreign exchange adjustment to other comprehensive income, a component of shareholders’ equity. The exchange rates were RMB1 for $0.1459 and HKD1 for $0.1282 as of June 30, 2008, RMB1 for $0.1428 and HKD1 for $0.1285 as of March 31, 2008, RMB1 for $0.1371 and HKD1 for $0.1282 as of December 31, 2007, and RMB1 for $0.1283 and HKD1 for $0.1286 as of December 31, 2006. The average exchange rates for the six months ended June 30, 2008 and 2007 were RMB1 for $0.1484 and HKD1 for $0.1283, for the three months ended March 31, 2008 and 2007 were RMB1 for $0.1298 and HKD1 for $0.1293, for the period ended December 31, 2007 were RMB1 for $0.1317 and HKD1 for $0.1282, and for the period ended December 31, 2006 were RMB1 for $0.1256 and HKD1 for $0.1287. There was no significant fluctuation in exchange rate for the conversion of RMB and HKD to United State dollars after the balance sheet date.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk

Not required.

Item 4T.	Controls And Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Zheng Luo and Ms. Xiaomei Liu, respectively, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Luo and Ms. Liu concluded that as of June 30, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Internal Controls Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Securities and Exchange Act of 1934 defines internal control over financial reporting as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

Changes in Internal Controls over Financial Reporting.

During the three months ended June 30, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

OMNIALUO, INC.
OTHER INFORMATION

PART II. OTHER INFORMATION

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

Our 2008 Annual Meeting of Stockholders was held on May 23, 2008. At the meeting, the following items were submitted to a vote of shareholders.

The number of common shares present at the Annual Meeting of Stockholders of the Company voting and withholding authority to vote in the election of Directors (the “Total Vote”) was 15,258,614 or 66.8% of the shares of common stock outstanding on April 25, 2008, the record date for said meeting.

(a)	The following nominees were elected to serve on the Board of Directors, which comprise the entire Board of Directors:

Name of Nominee	Votes Cast For	Votes Withheld
Zheng Luo	15,404,203	-0-
Wenbin Fang	15,404,203	-0-
Qing Huang	15,404,203	-0-
Fei Luo	15,404,203	-0-
Xiaoyin Luo	15,404,203	-0-
Charles C. Mo	15,404,203	-0-
Tianhuong Yu	15,404,203	-0-

(b)	The appointment of PKF Hong Kong as the Company’s independent registered public accounting firm for 2008 was ratified with 15,404,203 votes for, 0 votes against, and 0 abstentions.

(c)	The Company’s 2008 Equity Incentive Plan was approved with 14,968,467 votes for, 301,027 votes against and 900 abstentions.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
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

OMNIALUO, INC. (Registrant)
Date: August 14, 2008	/s/ Zheng Luo
Zheng Luo President & Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2008	/s/ Xiaomei Liu
Xiaomei Liu Chief Financial Officer (Principal Financial and Accounting Officer)