Form 10-Q
period 2008-09-30
OmniaLuo, Inc.
filed 2008-11-14
CIK 1161550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarter Ended September 30, 2008
Commission File Number 000-51792

OMNIALUO, INC.
(Name of Registrant in Its Charter)

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
Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock, $.01 par value per share, as of November 12, 2008, was 22,840,000.

OMNIALUO, INC.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

OMNIALUO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the Three Months and Nine Months Ended September 30, 2008 and 2007
(Stated in U.S. Dollars)

	Three months ended September 30, (Unaudited)		Nine months ended September 30, (Unaudited)
	2008	2007	2008	2007
Revenues - Note 3	$4,993,937	$2,670,327	$11,275,040	$5,213,278
Cost of revenues	(2,180,121)	(1,356,930)	(4,805,199)	(2,452,774)

Gross profit	2,813,816	1,313,397	6,469,841	2,760,504

Expenses
General and administrative expenses	755,200	358,893	2,180,486	989,857
Depreciation	74,571	36,808	182,314	81,800
Selling and marketing expenses	810,050	259,496	1,715,136	521,550

	1,639,821	655,197	4,077,936	1,593,207

Income from operations	1,173,995	658,200	2,391,905	1,167,297
Interest income	1,911	862	12,442	1,842
Other income	7,803	5,887	22,659	21,476
Finance costs	(814)	(5,640)	(16,558)	(11,110)

Net income before preferred dividend	1,182,895	659,309	2,410,448	1,179,505
Preferred dividend	—	(10,950)	—	(31,025)
Net income applicable to ordinary shareholders	$1,182,895	$648,359	$2,410,448	$1,148,480

Other comprehensive income
- Foreign currency translation adjustments	27,809	32,750	531,966	67,104

Comprehensive income	$1,210,704	$681,109	$2,942,414	$1,215,584

Earnings per ordinary share - Note 5
- Basic	$0.05	$0.04	$0.11	$0.07

- Diluted	$0.05	$0.04	$0.11	$0.07

Weighted average number of shares
outstanding
- Basic	22,840,000	16,800,000	22,840,000	16,800,000

- Diluted	22,841,927	16,800,000	22,879,456	16,800,000

See the accompanying notes to condensed consolidated financial statements

OMNIALUO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2008 and December 31, 2007
(Stated in US Dollars)

	As of September 30, 2008	As of December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$2,011,378	$3,083,715
Trade receivables (net of allowance for doubtful accounts
of $13,138 for 2008 and $8,313 for 2007)	3,212,848	1,573,644
Inventories - Note 6	5,669,161	2,602,653
Deposits - Note 7	2,907,272	1,995,229

Total current assets	13,800,659	9,255,241
Property and equipment, net - Note 8	911,630	724,681

TOTAL ASSETS	$14,712,289	$9,979,922

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Trade payables	$875,303	$281,027
Other payables, deposits received and accrued expenses
- Note 10	2,570,809	1,368,890
Loans from stockholders - Note 11	8,052	14,294

Total current liabilities	3,454,164	1,664,211

TOTAL LIABILITIES	3,454,164	1,664,211

COMMITMENTS - Note 13

STOCKHOLDERS’ EQUITY

Common stock : par value $0.01 per share
Authorized 40,000,000 shares; issued and
outstanding 22,840,000 shares for 2008 and 2007	228,400	228,400
Preferred stock : par value $0.01 per share
Authorized 10,000,000 shares; none issued and
outstanding for 2008 and 2007	—	—
Additional paid-in capital	8,479,390	8,479,390
Statutory reserve	587,524	261,948
Accumulated other comprehensive income	828,688	296,722
Retained earnings (accumulated deficit)	1,134,123	(950,749)

TOTAL STOCKHOLDERS’ EQUITY	11,258,125	8,315,711

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,712,289	$9,979,922

See the accompanying notes to condensed consolidated financial statements

OMNIALUO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three and nine months ended September 30, 2008 and 2007
(Stated in US Dollars)

	Nine months ended September 30, (Unaudited)
	2008	2007
Cash flows from operating activities
Net income	$2,410,448	$1,179,505
Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation	184,581	81,800
Allowance for doubtful accounts	3,823	—
Gain on disposal of property and equipment	(459)	—
Changes in operating assets and liabilities
Trade receivables	(1,506,715)	(602,451)
Inventories	(2,833,942)	(2,122,049)
Deposits	(762,570)	(13,762)
Trade payables	563,894	289,401
Other payables, deposits received and accrued expenses	1,090,419	934,520
Income tax payable	—	(9,431)

Net cash flows used in operating activities	(850,521)	(262,467)

Cash flows from investing activities
Proceeds from disposal of property and equipment	4,395	—
Payments to acquire property and equipment	(324,066)	(493,316)

Net cash flows used in investing activities	(319,671)	(493,316)

Cash flows from financing activities
Proceeds from issuance of preferred shares, net of expenses	—	729,980
Proceeds from loans from stockholders	—	66,070
Repayment of loans from stockholders	(6,242)	—

Net cash flows (used in) provided by financing activities	(6,242)	796,050

Effect of foreign currency translation on cash and cash equivalents	104,097	3,779

Net (decrease) increase in cash and cash equivalents	(1,072,337)	44,046

Cash and cash equivalents - beginning of period	3,083,715	83,456

Cash and cash equivalents - end of period	$2,011,378	$127,502

Supplemental disclosures for cash flow information
Interest paid	$—	$—
Income taxes paid	$—	$9,431

See the accompanying notes to condensed consolidated financial statements

OMNIALUO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months and Nine Months Ended September 30, 2008 and 2007
(Unaudited)
(Stated in U.S. Dollars)

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

Concurrently with the consummation of the RTO, the Company issued 4,920,000 shares of its common stock and five-year warrants to purchase an aggregate of 4,920,000 shares of the Company’s common stock at $1.5625 per share for an aggregate purchase price of $6.15 million, to a total of 38 investors in a private placement (the “2007 Private Placement”). In connection with this private placement, the Company issued five-year warrants to purchase 492,000 shares of the Company’s common stock at $1.5625 per share to Keating Securities, LLC (“Keating Securities”), as a financial advisory fee in partial consideration of their services in connection with the private placement. Prior to the consummation of the RTO and the 2007 Private Placement, the Company was deemed to have been an affiliate of Keating Securities by reason of the ownership of shares of the Company’s common stock by principals and executives of Keating Securities. The warrants issued to the investors and Keating Securities have been classified in equity and were outstanding as of September 30, 2008.

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

292,752 warrants were issued in exchange for the BVI Warrants. Their exercise price is subject to adjustment for share subdivisions, share combinations, mergers or consolidation. These warrants have been classified in equity and were outstanding as of September 30, 2008.

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the nine-month period have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year. These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10KSB as filed with the Securities and Exchange Commission on March 31, 2008.

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

Based on the above assessment, during the reporting periods, the management establishes the general provisioning policy to make allowance equivalent to the aging of trade receivables as follows:-

% of general
Trade receivables due:-	provision
Within one year	0.3
After one year but within two years	20
After two years but within three years	50
Over three years	100

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

Depreciation is provided on a straight-line basis over the assets’ estimated useful lives. The principal depreciation rates are as follows:-

Annual rate
Office equipment and computers	20%
Machinery	20%
Leasehold improvements	20%
Motor vehicles	20%

Maintenance or repairs are charged to expense as incurred. Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

Revenue recognition

Revenue is recognized when it is probable that the economic benefits will flow to the Company and when the revenue can be measured reliably, on the following basis:-

(i)
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

Diluted earnings per share is computed using the sum of weighted average number of shares outstanding and dilutive potential shares during the periods presented. In the three and nine months ended September 30, 2008, dilutive potential shares are warrants issued to investors.

Recently issued accounting pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162 “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411 “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company considers the adoption of SFAS 162 will not have a significant impact on its financial statements.

4.	Income taxes

The Company is subject to the United States of America Tax law at tax rate of 34%. It has no assessable profit for both reporting periods. The Company has not provided deferred taxes on undistributed earnings of its non-U.S. subsidiaries as of September 30, 2008 as it is the Company’s current policy to reinvest these earnings in non-U.S. operations.

Omnia BVI was incorporated in the BVI and, under the current laws of the BVI, is not subject to income tax.

Oriental Fashion is subject to the PRC Enterprise Income Tax (“EIT”). It was entitled to two year’s exemption from the first profit marking calendar year of operations after offset of accumulated taxable losses, followed by 50% tax reduction of national tax and full exemption of local tax for the immediate next three calendar years. This tax holiday commenced in the fiscal financial year 2007. As such, no provision for EIT was made for the reporting periods.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  Pursuant to FIN 48, the Company identified and evaluated any potential uncertain tax positions.  The Company has concluded that there are no uncertain tax positions requiring recognition in the financial statements.

5.	Earnings per share

The following table sets forth the computation of basic and diluted earnings per share (‘EPS”) for the periods indicated:-

	Three months ended September 30, (Unaudited)		Nine months ended September 30, (Unaudited)
	2008	2007	2008	2007
Numerator:-
Net income	$1,182,895	$648,359	$2,410,448	$1,148,480

Denominator:-
Weighted average common shares used to compute
basic EPS	22,840,000	16,800,000	22,840,000	16,800,000
Dilutive potential shares from assumed exercise of warrants	1,927	—	39,456	—

Weighted average common shares used to compute
diluted EPS	22,841,927	16,800,000	22,879,456	16,800,000

Earnings per share - Basic	$0.05	$0.04	$0.11	$0.07

Earnings per share - Diluted	$0.05	$0.04	$0.11	$0.07

All share and per share data have been adjusted to reflect the recapitalization of the Company in the RTO.

6.	Inventories

	As of	As of
	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Raw materials	$141,239	$55,320
Work in progress	—	29,955
Finished goods	5,614,229	2,598,257

	5,755,468	2,683,532
Allowance for obsolete inventories	(86,307)	(80,879)

	$5,669,161	$2,602,653

7.	Deposits

	As of	As of
	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Rental, utilities and other deposits	$233,434	$100,460
Trade deposits to suppliers	2,673,838	1,894,769

	$2,907,272	$1,995,229

8.	Property and equipment

	As of	As of
	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Office equipment and computers	$574,973	$375,048
Machinery	15,424	14,454
Leasehold improvement	636,924	455,052
Motor vehicles	18,507	17,343

	1,245,828	861,897
Accumulated depreciation	(334,198)	(137,216)

Property and equipment, net	$911,630	$724,681

9.	Trademarks

Oriental Fashion currently owns four trademarks, namely “Omnialuo”, “Omnialo”, “歐柏秓羅” and “歐柏秓奴” which were registered in the PRC. These trademarks were transferred to the subsidiary from a major stockholder of the Company for nil consideration during 2006.

10.	Other payables, deposits received and accrued expenses

	As of	As of
	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Other payables and accruals	$682,090	$135,558
Receipts in advance	316,722	594,678
Deposits received	618,368	432,931
Value-added taxes payable	953,629	205,723

	$2,570,809	$1,368,890

11.	Loans from stockholders

Certain stockholders extended loans to the Company in 2006, which were interest-free, unsecured and repayable on demand. The Company repaid $6,242 to a stockholder during the nine months ended September 30, 2008.

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

Operating lease arrangement

The Company leases office premises and showrooms under various non-cancelable operating lease agreements that expire at various dates through years 2008 to 2013. The minimum future commitments payable under these agreements as of September 30, 2008 and December 31, 2007 were $1,182,095 and $1,112,411 respectively.

Rental expenses under operating leases were $355,904 and $119,079 for the nine months ended September 30, 2008 and 2007 respectively.

14.	Defined contribution plan

The Company’s subsidiary has a defined contribution plan for all its qualified employees in the PRC. The Company’s subsidiary and its employees are each required to make contributions to the plan at the rates specified in the plan. The only obligation of the Company’s subsidiary with respect to retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in future years. The defined contribution plan contributions were charged to the statement of income and comprehensive income. The Company’s subsidiary contributed $18,391 and $13,136 for the nine months ended September 30, 2008 and 2007 respectively.

15.	Related party transactions

Apart from the transactions and information as disclosed elsewhere in the financial statements, the Company had the following material transactions with Shenzhen Oumeng Industrial Co., Ltd. (“Oumeng”) during the reporting periods:-

	Three months ended September 30, (Unaudited)		Nine months ended September 30, (Unaudited)
	2008	2007	2008	2007
Purchase of finished goods from Oumeng	—	$527,642	$532,233	$1,319,049

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

The Company operates in the women’s apparel industry. Revenues for the current reporting period consist of retail sales (including Company-owned and co-owned stores) and sales to distributors. Information for the two segments is disclosed as below:-

	Retail sales		Sales to distributors		Total
	Nine months ended September 30, (Unaudited)		Nine months ended September 30, (Unaudited)		Nine months ended September 30, (Unaudited)
	2008	2007	2008	2007	2008	2007
Revenues	$3,703,602	$1,092,643	$7,571,438	$4,120,635	$11,275,040	$5,213,278
Segment profit	$470,155	$149,662	$2,785,610	$1,305,543	$3,255,765	$1,455,205

	Three months ended September 30, (Unaudited)		Three months ended September 30, (Unaudited)		Three months ended September 30, (Unaudited)
	2008	2007	2008	2007	2008	2007
Revenues	$1,630,866	$597,985	$3,363,071	$2,072,342	$4,993,937	$2,670,327
Segment profit	$208,696	$70,783	$1,240,225	$714,242	$1,448,921	$785,025

	As of	As of	As of	As of	As of	As of
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2008	2007	2008	2007	2008	2007
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)
Segment assets	$4,618,609	$3,195,679	$9,442,030	$5,663,133	$14,060,639	$8,858,812

16.	Segment information (Cont’d)

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information:-

	Three months ended September 30, (Unaudited)		Nine months ended September 30, (Unaudited)
	2008	2007	2008	2007
Total consolidated revenue	$4,993,937	$2,670,327	$11,275,040	$5,213,278

Total income for reportable
segments	$1,448,921	$785,025	$3,255,765	$1,455,205
Unallocated amounts relating to
operations:
Other income	8	566	15	1,062
General and administrative
expenses	(266,034)	(126,282)	(845,332)	(276,762)

Net income	$1,182,895	$659,309	$2,410,448	$1,179,505

	As of	As of
	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Assets

Total assets for reportable segments	$14,060,639	$8,858,812
Cash and cash equivalents	651,650	1,121,110

	$14,712,289	$9,979,922

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

Overview

OmniaLuo, Inc. (the “Company”), the name of which was changed from Wentworth II, Inc. on November 16, 2007, is a Delaware holding company that conducts all of its business operations through its direct wholly-owned BVI subsidiary, Omnia Luo Group Limited (“Omnia BVI”), established in August 2006, and Omnia BVI’s Chinese subsidiary, Shenzhen Oriental Fashion Co., Ltd. (“Oriental Fashion”), established in September 2006. Oriental Fashion designs, develops, markets and distributes women’s apparel under the brand names of OMNIALO and OMNIALUO through its network of retail stores across the People’s Republic of China (“PRC” or “China”), which consisted of 84 stores as of December 31, 2006, 137 stores as of September 30, 2007, 184 stores as of December 31, 2007 and 242 stores as of September 30, 2008 in 29 provinces throughout China. Until our acquisition of Omnia BVI on October 9, 2007, our operations were very limited.

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

Results of Operations for the Three Months and Nine Months ended September 30, 2008 and 2007

Since our formation in the third quarter of 2006, we have focused on implementing our strategy of building a design and marketing workforce and an independent distributor and retail store sales network to design, develop, market and distribute “fashionable business casual,” our main product line. By September 30, 2008, we had hired and established a design team of 18 designers. By September 30, 2008 we operated or had distribution relationships with 242 stores, comprising 32 Company-owned stores, 47 co-owned stores, and 163 independent distributor stores, compared with 184 such stores as of December 31, 2007.

Total Sales. Sales revenue for the three months ended September 30, 2008 was $4,993,937, compared with $2,670,327, for the three months ended September 30, 2007, an increase of 87.02%, reflecting both the increase in number of distributors and stores as well as increases in sales by existing distributors and stores. Sales revenue for the nine months ended September 30, 2008 was $11,275,040, compared with $5,213,278 for the nine months ended September 30, 2007, an increase of 116.28%, reflecting both the increase in number of distributors and stores as well as increases in sales by existing distributors and stores.

Sales to Distributors. Revenue from sales to distributors for the three months ended September 30, 2008 was $3,363,071 (67.34% of total sales revenue for the period), representing a 62.28% increase over revenue from sales to distributors for the three months ended September 30, 2007 of $2,072,342 (77.61% of total sales revenue for the period). Revenue from sales to distributors for the nine months ended September 30, 2008 was $7,571,438 (67.15% of total sales revenue for the period), representing a 83.74% increase over revenue from sales to distributors for the nine months ended September 30, 2007 of $4,120,635 (79.04% of total sales revenue for the period). The increase in sales to distributors reflected the increase in the number of independent distributor stores, from 114 such stores as of September 30, 2007 to 163 such stores as of September 30, 2008, as well as increases in sales by existing distributors.

Retail Sales. Revenue from retail sales for the three months ended September 30, 2008, including from Company-owned and co-owned stores, was $1,630,866, (32.66% of total sales revenue for the period), representing a 172.73% increase over retail sales for the three months ended September 30, 2007 of $597,985, (22.39% of total sales revenue for the period). Revenue from retail sales for the nine months ended September 30, 2008, including from Company-owned and co-owned stores, was $3,703,602, (32.85% of total sales revenue for the period), representing a 238.96% increase over retail sales for the nine months ended September 30, 2007 of $1,092,643 (20.96% of total sales revenue for the period). The higher increase in retail sales reflected the very high rate of increase in the number of Company and co-owned stores, from 49 such stores as of September 30, 2007 to 79 such stores as of September 30, 2008.

Gross Profit and Gross Margins. Overall gross profit for the three months ended September 30, 2008 was $2,813,816, which represented an overall gross profit margin of 56.34%, compared with overall gross profit of $1,313,397 and an overall gross profit margin of 49.18% for the three months ended September 30, 2007. Overall gross profit for the nine months ended September 30, 2008 was $6,469,841, which represented an overall gross profit margin of 57.38%, compared with overall gross profit of $2,760,504 and an overall gross profit margin of 52.95% for the nine months ended September 30, 2007.

General and Administrative Expenses. General and administrative expenses, which include rental expense for headquarters, salary expense for management and headquarters staff, and travel and entertainment expenses, were $755,200 for the three months ended September 30, 2008 (15.12% of sales revenues), compared with $358,893 for the three months ended September 30, 2007 (13.44% of sales revenues). General and administrative expenses were $2,180,486 for the nine months ended September 30, 2008 (19.34% of sales revenues), compared with $989,857 for the nine months ended September 30, 2007 (18.99% of sales revenues).

Selling and Marketing Expenses. Selling and marketing expenses, which include all costs associated with sales, marketing and distribution functions, were $810,050 for the three months ended September 30, 2008 (16.22% of sales revenues), compared with $259,496 for the three months ended September 30, 2007 (9.72% of sales revenues), reflecting stepped-up marketing and advertising campaigns in 2008. Selling and marketing expenses were $1,715,136 for the nine months ended September 30, 2008 (15.21% of sales revenues), compared with $521,550 for the nine months ended September 30, 2007 (10.0% of sales revenues), for the same reason. As selling and marketing expenses include profits from co-owned stores that are shared with our partners in those stores, the increased rate of growth in the number of such stores resulted in an increase in these expenses as a percentage of total sales revenues. We expect this percentage to remain fairly stable in the near term, and possibly decline slightly over time as revenues increase.

Overall Segment Profit. Overall segment profit (before unallocated general and administrative expenses of $755,200 relating to corporate activities not included in the segment information) for the three months ended September 30, 2008 was $1,448,921, which represented an overall profit segment margin of 29.01%, compared with overall segment profit for the three months ended September 30, 2007 of $785,025, which represented an overall segment profit margin of 29.40%. Overall segment profit (before unallocated general and administrative expenses of $2,180,486 relating to corporate activities not included in the segment information) for the nine months ended September 30, 2008 was $3,255,765, which represented an overall profit segment margin of 28.88%, compared with overall segment profit for the nine months ended September 30, 2007 of $1,455,205, which represented an overall segment profit margin of 27.91%.

Segment Profit Margins. Segment profit margins for the three months ended September 30, 2008 on sales to distributors were 36.88% (34.47% for the three months ended September 30, 2007), while segment profit margins for the three months ended September 30, 2008 on retail store sales (including Company owned and co-owned stores) were 12.80% (11.84% for the three months ended September 30, 2007). Segment profit margins for the nine months ended September 30, 2008 on sales to distributors were 36.79% (31.68% for the nine months ended September 30, 2007), while segment profit margins for the nine months ended September 30, 2008 on retail store sales (including Company owned and co-owned stores) were 12.69% (13.70% for the nine months ended September 30, 2007).

Income from Operations. Income from operations for the three months ended September 30, 2008 was $1,173,995 (23.51% of total sales revenues), compared with income from operations for the three months ended September 30, 2007 of $658,200 (24.65% of total sales revenues). Income from operations for the nine months ended September 30, 2008 was $2,391,905 (21.21% of total sales revenues), compared with income from operations for the nine months ended September 30, 2007 of $1,167,297 (22.39% of total sales revenues).

Net Income. After interest income, other income and finance costs, net income for the three months ended September 30, 2008 was $1,182,895, compared with $648,359 for the three months ended September 30, 2007, and for the nine months ended September 30, 2008 was $2,410,448, compared with $1,148,480 for the nine months ended September 30, 2007.

Outlook for the Fourth Quarter and for 2009

The credit crunch occurring in the U.S. has caused financial crisis globally. As a manufacturing center of the world, China is also affected by this global economic recession, especially with respect to its exports. Consumer products may also be affected domestically, among which luxury goods are likely to be most affected. China has had a large trade surplus for the past few years. The Chinese government has taken several steps to address the economic slow down, including lowering interest rates. As an important measure to stimulate the economy, on November 9, 2008 the Chinese government announced it would spend $583 billion on infrastructure. As our products are sold domestically, our sales for the fourth quarter will likely be affected by the slow down in China’s economy; however, we anticipate that the effect on our sales will be moderate.

Liquidity and Capital Resources

As of September 30, 2008, the Company’s net cash position was $2,011,378, compared with $3,083,715 as of December 31, 2007, and its working capital was $10,346,495, compared with $7,591,030 as of December 31, 2007.

There was no financing activity by the Company during the nine months ended September 30, 2008, following the sale by the Company in October 2007 of common stock and accompanying warrants to purchase common stock, which resulted in net proceeds of $5,590,135.

Net cash used in operating activities for the nine months ended September 30, 2008 was $850,521, compared with net cash used in operating activities for the nine months ended September 30, 2007 of $262,467.

The Company’s investing activities to date have consisted mainly of the purchase of property and equipment. For the nine months ended September 30, 2008 and 2007, the net use of cash in investing activities was $319,671 and $493,316, respectively.

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

Our remaining material capital expenditure requirements for the balance of 2008 are approximately $0.5 million, which will be used for store expansions and upgrading information management systems. In addition, we expect that an additional $3 million of working capital will be needed to maintain our business operations in the next 12 months. We anticipate funding these requirements from the remaining proceeds of the 2007 Private Placement.

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

Concentrations of credit risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. As of September 30, 2008, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, Hong Kong and the United States, which management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

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

For financial reporting purposes, the financial statements of the subsidiaries which are prepared using the functional currency have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and shareholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net (loss) income but are included in foreign exchange adjustment to other comprehensive income, a component of shareholders’ equity. The exchange rates were RMB1 for $0.1463 and HKD1 for $0.1282 as of September 30, 2008, RMB1 for $0.1428 and HKD1 for $0.1285 as of March 31, 2008, RMB1 for $0.1371 and HKD1 for $0.1287 as of December 31, 2007, and RMB1 for $0.1283 and HKD1 for $0.1286 as of December 31, 2006. The average exchange rates for the nine months ended September 30, 2008 and 2007 were RMB1 for $0.1484 and HKD1 for $0.1283, for the three months ended March 31, 2008 and 2007 were RMB1 for $0.1298 and HKD1 for $0.1293, for the period ended December 31, 2007 were RMB1 for $0.1317 and HKD1 for $0.1282, and for the period ended December 31, 2006 were RMB1 for $0.1256 and HKD1 for $0.1287. There was no significant fluctuation in exchange rate for the conversion of RMB and HKD to United State dollars after the balance sheet date.

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

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Zheng Luo and Mr. Xuguo Wang respectively, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Luo and Mr. Wang concluded that as of September 30, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

Changes in Internal Controls over Financial Reporting.

During the three months ended September 30, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

OMNIALUO, INC. (Registrant)

Date: November 14, 2008	/s/ Zheng Luo
Zheng Luo
President & Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2008	/s/ Xuguo Wang
Xuguo Wang
Chief Financial Officer (Principal Financial and Accounting Officer)