Form 10-K
period 2008-12-31
OmniaLuo, Inc.
filed 2009-03-31
CIK 1161550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

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

Securities registered pursuant to Section 12(b) of the Act:  Common Stock, $0.01 par value

Name of each exchange on which registered: N/A

Securities registered under Section 12(g) of the Exchange Act: Common stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐  No ☒

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☐   Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and directors and 10% stockholders are “affiliates” of the Registrant) as of June 30, 2008 (based on the closing sale price on such date of the Registrant’s common stock, on the Over-the-Counter Bulletin Board as reported on Yahoo Finance) was $31,976,000.

The number of shares outstanding of the issuer's common stock as of December 31, 2008 is 22,840,000.

Documents incorporated by reference: NONE.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities, statements regarding market and industry segment growth and demand and acceptance of new and existing products, any projections of sales, earnings, revenue, margins or other financial items, any statements of the plans, strategies and objectives of management for future operations, any statements regarding future economic conditions or performance, uncertainties related to conducting business in China, any statements of belief or intention, any of the factors mentioned in the “Risk Factors” section of this Form 10-K, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

USE OF CERTAIN DEFINED TERMS

In this report, unless indicated otherwise, references to:

“OmniaLuo” “the Company,” “we,” “us,” or “our” refer to the combined business of all the entities that form our consolidated business enterprise;

“China,” “Chinese” and “PRC” refer to the People’s Republic of China;

“BVI” refers to the British Virgin Islands;

“SEC” refers to the United States Securities and Exchange Commission;

“Securities Act” refers to the Securities Act of 1933, as amended;

“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

“RMB” refers to Renminbi, the legal currency of China; and

“U.S. dollar,” “$”, “USD” and “US$” refer to the legal currency of the United States.

PART I

ITEM 1. BUSINESS

Corporate History

We were originally incorporated in the State of Delaware on March 7, 2001 under the name Wentworth II, Inc. We were formed as a vehicle to pursue a business combination, which we effected through our recent reverse acquisition of Omnia BVI (“Omnia BVI”), a company organized under the law of British Virgin Islands through a reverse acquisition as described below.  We had no material operations or revenue from operations prior to the reverse acquisition described below. Our corporate name changed to OmniaLuo, Inc. in November 2007, subsequent to the acquisition.

On October 9, 2007, we entered into a share exchange agreement with Omnia BVI, the shareholders of Omnia BVI and certain of our principal stockholders. Pursuant to the share exchange agreement, we issued to the shareholders of Omnia BVI 16,800,000 shares of our common stock in exchange for all of the issued and outstanding shares of Omnia BVI. As a result, Omnia BVI and its wholly-owned subsidiary Shenzhen Oriental Fashion Co., Ltd., a company organized under the laws of Shenzhen, China (“Oriental Fashion”) became our direct and indirect wholly-owned subsidiaries, and the former shareholders of Omnia BVI became our Company’s controlling stockholders. We amended our Certificate of Incorporation in November 2007 to change our name from Wentworth II, Inc. to OmniaLuo, Inc.

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

We conduct all of our business operations through our indirectly wholly-owned operating subsidiary Shenzhen Oriental Fashion Co., Ltd.

Description of Business

Through our operating subsidiary in China, Shenzhen Oriental Fashion Co., Ltd., we are engaged in the business of  designing, marketing, distributing and selling women’s clothing, with an emphasis on fashionable business casual wear. All our apparel is marketed under the brand names of OMNIALO and OMNIALUO (collectively referred to herein as the “OMNIALUO Brands” or “OMNIALUO brand names”) through a network of more than 180 retail stores across the People’s Republic of China (“China”). We offer a complete line of business casual women’s wear, including bottoms, tops, and outerwear, as well as accessories, under the OMNIALUO brand names.

Our network of retail stores across China consisted of 84 stores as of December 31, 2006, and 184 stores as of December 31, 2007, including 26 Company-owned stores, 126 independent distributor stores, and 32 co-owned stores, located throughout China. There were 208 stores as of December 31, 2008 including 27 Company-owned stores, 31 co-owned stores and 150 independent stores. There are three different types of retail stores that carry the OMNIALUO brands: (i) Company-owned stores, which stores are owned exclusively by the Company and carry only the OMNIALUO brands, (ii) independent distributor stores, which stores are owned exclusively by third parties and carry the OMNIALUO brands exclusively, and (iii) co-owned stores, which stores are owned jointly by the Company and a third party, and carry the OMNIALUO brands exclusively. All three types of stores are located throughout China. OMNIALO and OMNIALUO are both registered trademarks or are subject to a pending application for registration.

Our current target customers are “white-collar” and “pink-collar” urban females between the ages of 25 to 35. In China, “white-collar” individuals are described as working professionals with after-tax annual income ranging from $2,500 to $7,500 and “pink- collar” individuals are female working professionals with after-tax annual income ranging from $7,500 to $22,500.

Ms. Zheng Luo, a prominent designer in China, is our chief executive officer, chief designer and the originator of the OMNIALUO brands. Ms. Zheng Luo was also the founder and principal shareholder of Omnia BVI prior to our reverse acquisition with Omnia BVI described above. Ms. Zheng Luo is currently our largest individual shareholder.  Ms. Luo has won numerous prestigious awards and was recently named by Cosmopolitan Magazine the "2008 Chinese Fashion Designer of the Year". Under the leadership of Cindy Luo OMNIALUO sets its goal to become the Chinese brand equivalent of Ralph Lauren, Vera Wang and Anna Sui. The OMNIALUO brands benefit significantly from Ms. Zheng Luo’s professional reputation.

The OMNIALUO brand of apparel has been awarded “China’s Best Women’s Wear Design” by China Fashion Designers Association (“CFDA”) every year from 2002-2006.

Development of the OMNIALUO Brands and Formation of Omnia BVI and Oriental Fashion

In 1996, Ms. Zheng Luo created the OMNIALO brand and founded Green’s Apparel Co., Ltd. (“Green’s Apparel”) in Shenzhen, China, in which she owned a 95% equity interest. Green’s Apparel manufactured women’s clothing.

In 1997, the OMNIALO trademark was registered with the Chinese National Trademark Bureau in both Chinese and English. The registrant and initial owner of such trademark was Green’s Apparel.

In March 2003, Shenzhen Oumeng Industrial Co., Ltd. (“Oumeng”) was established. Ms. Zheng Luo was the CEO and 50% equity owner of Oumeng. Also in March 2003, Oumeng purchased inventory from Green’s Apparel, consisting of women’s apparel. Green’s Apparel has not conducted any business after the transfer of inventory to Oumeng in March 2003, and upon such transfer, Oumeng entered into all contracts with Green’s Apparel’s existing suppliers, manufacturers and distributors, and acquired the OMNIALO trademark in August 2003. In addition to marketing and selling products under the OMNIALUO name, Oumeng also engaged in various other businesses such as marketing and selling other apparel, electronics, kitchenware and hardware. Oumeng also managed C-Luo Intuition, a luxury, made-to-order evening dress brand, which brand was previously owned by Ms. Zheng Luo prior to the sale of such brand to an independent third party. By the end of August 2006, OMNIALUO brand apparel, under the management of Oumeng, was being distributed through 100 retail stores in China.

Ms. Zheng Luo personally applied for the registration of the trademark OMNIALUO in March 2005 and the relevant applications are under review by the Trademark Office of State Administration for Industry and Commerce (“the Trademark Office”); the registration is anticipated to be approved and effective by the end of 2009.

In early 2006, Ms. Zheng Luo determined that the growth and development of the OMNIALUO brands and its associated women’s apparel products could best be achieved by the formation of a new company which would focus on the design, marketing, distribution and sale of women’s business casual wear, without the potential distraction and costs of operating other businesses. Therefore, in August 2006, Ms. Zheng Luo, together with several other individual shareholders, formed Omnia BVI under the laws of the British Virgin Islands. Shortly thereafter, in September 2006, Omnia BVI formed a wholly owned subsidiary, Shenzhen Oriental Fashion Co., Ltd., under the laws of the PRC. All rights in the OMNIALO trademark were transferred from Oumeng to Ms. Zheng Luo, and Ms. Zheng Luo resigned from her CEO position at Oumeng to devote her effort to Oriental Fashion and Omnia BVI on a full-time basis. Subsequently, in April 2007, Ms. Zheng Luo and her sister Ms. Xiaoyin Luo transferred their ownership of Oumeng to their mother, Ms. Yuhua Sun, and to Ms. Yujuan Sun, an unrelated party.

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

Principal Products and Pricing Strategy

Principal Products

We offer a complete line of business casual women’s wear including bottoms, tops and outerwear as well as accessories. All apparel is marketed under the OMNIALUO brands through a network of retail stores across China. Our main product line is “fashionable business casual,” which is suitable for both business and casual environments. Fashionable business casual is clothing that can be worn to work as well as outside the office environment. In recent years, fashionable business casual has gained significant market share in the fashion industry. We also have a smaller “business casual” product line.

Apparel under the OMNIALUO brands is made of high quality materials, and many pieces contain intricate and delicate craftwork. The designs are made to accentuate a woman’s figure while providing a unique cut and stitching to the material, which provide a slimming look. The majority of materials used are composed of tatting and knitwear. Tatting and knitwear are soft fabrics and allow women’s skin to “breathe” thus providing comfort in addition to style.

OMNIALUO brand apparel and our chief designer have consistently won top fashion design awards in China since 2002 and was recognized by the Cosmopolitan Magazine as the “China Designer of the Year” in 2008.

With respect to accessories, we released our accessories products in the third quarter of 2007 and plan to release expanded new accessories products in the next several fiscal quarters. Accessories have been identified as an important product line for us and we have dedicated research and development efforts to the creation of accessories. We believe that customers in China are interested in purchasing a complete outfit, which includes clothing, accessories, and shoes. As such, the availability of accessories coordinated with the clothing line can effectively increase a customer’s total spending.

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

Pricing

Our design, marketing, and sales divisions are responsible for pricing our products. The design, marketing, and sales divisions make internal evaluations of apparel based on predicted market acceptance and then price the items accordingly. The final price also takes into consideration competitive apparel price levels.

Current Pricing Strategy

The retail price range of our products is between $40 to $300 per item, with the majority of items priced between $60 and $150. In China, this price range is considered the middle to upper-middle price range. The CGIR (or China Garment Industry Report) released by CFDA (or China Fashion Designer Association) in 2006 forecasts that this middle to upper-middle price range will be the fastest growing segment in the next five years, with an annual growth rate more than 25%.

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

In China, the average selling price for similar apparel after the new arrival period is 60% to 70% of the full retail price. Our average is better than this average, as we do not discount our products as much as other manufacturers, in part to support our image as a premium brand. Our independent distributors do have some latitude to deviate from our discount policies, but our experience to date is that we provide greater discounts than do our independent distributors.

New Pricing Strategy

Over the course of the next three years, we will be implementing our new pricing strategy to increase the full retail price to eight to ten times our production cost, and increase our average selling price to six to eight times our production cost. We do not expect the price increase to result in a net reduction in sales as we believe that (i) the price increase is in line with industry trends, and (ii) our enhanced advertising campaign will raise brand recognition, thereby increasing sales. The current average gross profit margin across all ranges of our products is 50% and we expect to improve this gross profit margin to 55% within the next three years.

Customers

In China, professional women are generally divided into three categories, “white-collar”, “pink-collar” and “golden-collar” (when accounting for purchasing-power parity, the lifestyle of a household with annual income of $12,500 in China is similar to the lifestyle of a household earning $40,000 annually in the United States). (Source: National Bureau of Statistics of China; McKinsey Global Institute Analysis 2006. Both the individual income and household income referred to here are on an after-tax basis.)

Our current target customers are “white-collar” and “pink-collar” urban females between the ages of 25 to 35. In China, “pink-collar” refers to women who typically earn $7,500 to $22,500 annually. “White-collar” refers to women who typically earn $2,500 to $ 7,500 annually.

Pink-collar workers usually work in high-paying industries such as finance, consulting, legal services, or assume senior positions in government agencies. Our business casual collections as well as our fashionable business casual collection appeal to pink-collar women.

White collar workers usually work in junior or middle positions in an office environment. This includes positions such as secretaries, administrators, operators, IT staff, accounting staff and junior saleswomen. Usually, there is no strict dress code for “white-collar” professionals in the office. “White-collar” professionals can wear “relaxed” business style apparel instead of business suits in their workplaces. In this sense, our fashionable business casual can be worn by “white-collar” females both in and out of the work environment.

“Golden-collar” refers to the class of professionals with annual incomes over $22,500. They typically hold executive positions in corporations or operate their own businesses. “Golden-collar” females usually like to wear luxury brands. Our brands will eventually target “golden-collar” females as well.

We plan to expand our target demographic to 35 to 45 year-old females by offering premium and mature styles of apparel. Our designs in the 2007 spring/summer wear collection reflected these new styles. Tapping into the 35 to 45 year-old female market is also intended to develop a large group of loyal customers as well as increase revenues and profits. In China, the wealthiest consumers are the 25 to 45 year-old group, much younger than the highest earning group (45-54 years old) in the United States (McKinsey & Company’s proprietary 2004 personal-financial-services surveys in China). A study by Women’s Wear Daily (“In the Crosshairs”, an article written by Lisa Movius, published in Women’s Wear Daily on March 22, 2005) indicated that urban females aged between 25 to 35 in China demonstrate the highest consumption needs in apparel, spending more than 20% of their disposable income on clothing compared to the national average of 8% to 10%. Our strategy of focusing on the 25 to 45 year-old urban female segment is intended to capitalize on this consumption pattern.

Distribution Network and Methods

Retail Stores

Our products are sold in the following types of stores: (i) Retail stores, including those which are Company-owned, and those which are Co-owned, and (ii) independent distributor stores, as shown in the chart below. We also run special, limited-time outlet sales in major malls to sell excess inventories at the end of each season. We currently do not have franchisees or franchised stores.

The table below summarizes the characteristics of our major distribution channels

Sales Channel	Sub Channel	Location	Objective	Characteristics	*Store Level Net Profit Margin

Company-owned	Flagship Stores	Major shopping malls in Tier 1 cities	Showcase brand and attract customers and distributors	Capital outlay: High Inventory risk: High Operating expenses: medium	Medium-low
Stores (27)	Standard Stores	Key shopping malls in highly competitive Tier 1 & Tier 2 cities	Test market to gauge customer interest and increase sales	Capital outlay: High Inventory risk: Medium Operating expenses: Medium	Medium
Co-owned Stores (31)	Co-owned Stores	Tier 1 & Tier 2 cities	Maximize sales and profit	Capital outlay: Medium Inventory risk: High Operating expenses: Medium	Medium-high

Independent Distributor Stores (150)	Independent Distributor Stores	Tier 1, Tier 2 & Tier 3 cities	Maximize sales and profit	Capital outlay: Low Inventory risk: Low Operating expenses: Low	High

* In calculating the store level net profit margin, we take into consideration related store expenses billed to us, including decoration, rent, payroll, mall management fees, and utilities.

(i)	Retail Stores

 To describe this type of stores in detail, we divide it into two kinds: (1). Company-owned stores; (2). Co-owned stores. Company-owned stores are retail stores owned 100% by us and which sell the OMNIALUO Brand exclusively. We manage the daily operations of these stores, and pay all operating expenses, including decoration, rent, payroll, and utilities. All Company stores are located either within shopping malls or in independent stores located on the street. There are two types of Company-owned stores, (1) flagship stores, and (2) standard stores. Flagship stores are high-profile stores, located in key shopping malls of first-tier cities, such as Shanghai, Beijing, and Shenzhen.  These stores are extravagantly decorated, display a number of luxurious items and offer the complete OMNIALUO Brand product line. The cost of opening and operating flagship stores is high, thus making them the least profitable among all store types. Standard stores are well decorated, however, they are less extravagant than the flagship stores, and are operated in major shopping malls of the first-tier and second-tier cities.  These stores are fashionably decorated and offer the most complete product lines. These stores serve to showcase and promote the OMNIALUO brands. In addition, the Company-owned stores are used to monitor market trends and our products’ performance. Company-owned stores have the lowest profitability among all our distribution channels. Nonetheless, we believe that shopping malls are the best location for our stores as according to the CGIR, in 2005, shopping malls and department stores represented more than 55% of apparel sales in urban cities in China.

Co-owned stores are owned jointly by us and a third party and sell the OMNIALUO Brand exclusively. All co-owned stores are located in key shopping malls in first-tier and second-tier cities. We are obligated to share revenues with the shopping malls in which our stores are located. In some instances there are minimum revenue payments to the landlord, or a threshold before revenue is split, or both. On average, we must turn over 20% of the profits from each store to the shopping mall in which such store is located. The co-ownership partner receives 30% of the revenue from co-owned stores, after deducting the 20% due to the shopping mall. Operating expenses are split evenly between us and the co-ownership partner, however, 70% of the up-front investment is made by us. We retain full ownership of the inventory delivered to the co-owned stores. Co-owned stores serve as good complements to Company-owned stores and independent distributor stores with a relatively high net profit margin of 40%-50%.

As of December 31, 2008, we operated 58 retail stores, of which there were 27 Company-owned stores in key shopping malls in the first-tier and second-tier cities (see below under “Location of Retail Stores - Markets”) and 31 Co-owned stores in key shopping malls located in first-tier and second-tier cities. The two types of stores collectively accounted for 23.5% of our total sales in 2007 and approximately 44.4% of our total sales in 2008.

(ii) Independent Distributor Stores.

Independent distributor stores are owned 100% by a third party and sell the OMNIALUO Brand exclusively. Our products are sold to independent distributor stores at 35-40% of the full retail price. We average approximately 50-55% net profit margin on sales to the independent distributors. No items are sold on consignment. The independent distributor stores make a 30% down payment upon ordering and pay the balance before any shipment is sent. Hence, the independent distributor store model generates a high profit margin for us, with no upfront investment, minimal inventory risk and minimal cash flow shortage.

Independent distributor stores are the most important distribution channel for our sales. As of December 31, 2007 and December 31, 2008, we had 126 and 150 independent distributor stores, respectively, across China. The independent distributor stores represented 76.5% of our revenues in 2007, and represent 55.6% of our revenues in 2008. Our future success is to a large extent dependent on increasing the number of the independent distributor stores. As of  December 31, 2008, the number of our independent distributor stores reached 150, compared with 126 as of December 31, 2007.

During 2008, there was no customer who contributed 10% or more to the Company’s consolidated revenue.  During 2007, there was one customer who contributed 10% or more to the Company’s consolidated revenue: Hubei Province Tian Men Fashion Factory, $980,025 (12.4%).

(iv) Outlets & Special Sales Promotions

Periodically, we run outlet sales in major malls to dispose of excess inventory at the end of each season. We are also in discussions with a nationwide outlet store chain to possibly move excess inventory through 20 of that chain’s stores in outlying areas. We earn a small profit from the outlet channel.

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

(iv) Advertisement and promotion: coordinating system-wide advertising and promotional activities to increase independent distributors’ and co-partners’ sales and profits. Beyond discounts, promotional activities consist of loyalty clubs and members’ only events, store and Company anniversary promotions, limited editions, gift items and sales promotions coordinated with other suppliers of accessories.

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

Growth Plan for Distribution Channels

One of our growth strategies is to open new stores. Since our formation in the third quarter of 2006, we have continued to open new stores.  As of December 31, 2007, we had opened 184 stores. As of November 12, 2008, we had 245 stores altogether. However, as a result of the global economic recession and the presumed temporary but nonetheless marked decrease in Chinese consumer spending, particularly in the fourth quarter 2008, we were forced to close certain stores that did not make their pre-determined sales requirements. We believe that it was necessary to remove non-performers from an otherwise strong network of retail outlets. While formerly on pace to meets our goal of 250 stores by year-end 2008, it became necessary in the fourth quarter to cease pursuit of this goal and trim store count for the long-term good of the Company. As such, we closed 37stores by December 31, 2008.

In January, additional stores that did not meet performance requirements were subsequently closed. As of January 31, 2009, we had 178 total stores, including 27 company-owned stores, 31 co-owned stores, and 120 independent distributor stores. In February 2009, we closed another 13 stores that did not meet performance requirements. As of February 28, 2009, we had 165 total stores, including 27 company-owned stores, 31 co-owned stores and 107 independent distributor stores. The total store count is still subject to change based on prevailing market conditions. We have found that the Chinese consumer market will stop deteriorating, and expect no more stores will be closed except those that need to be replaced by new stores; we also plan to open new stores once the consumer market improves. The store number goal for 2009 is 200.

We believe our expansion plan for independent distributor stores and co-owned stores is feasible as (i) we have structured our independent distributor stores and co-owned stores to require low startup costs, and (ii) we launched advertising campaigns and market promotions of OmniaLuo in October 2007 that continued into 2008. The advertising campaign features Ms. Zheng Luo and the OMNIALUO brands in major fashion magazines in China such as Vogue, Harper’s Bazaar and Cosmopolitan. We believe that the increased publicity will enhance our brand image and result in increased interest from independent distributors and co-partners.

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

Our OMNIALUO Brand apparel has been well-received in the Southern region, and also has a certain level of market penetration in the Eastern and Central regions. We are currently making efforts to strengthen our foothold in existing markets, increase our sales in the Eastern and Southern regions, and develop a market in the Northern region.

Cities in China where Retail Stores are Located

Our products are marketed and sold in cities in China that have the highest levels of average disposable income. For marketing purposes, we classify cities into five groups as follows:

(i)
First-tier cities are cosmopolitan cities located in the center of each of the five geographic regions. Shanghai and Hangzhou (Eastern China), Shenzhen and Guangzhou (Southern China), Xi’an, Chengdu, and Chongqing (Western China), Beijing and Shenyang (Northern China), and Wuhan and Changsha (Central China) are first-tier cities.

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

The cities in the first three tiers account for less than 40% of the population in China but more than 70% of the national disposable income.

Our products are currently sold in first-, second- and third-tier cities. The tables below provide geographical distribution of our sales channels as of December 31, 2008.

Company-Owned Stores and Co-Owned Stores
Region	Main City	Number of Stores
Eastern China	Shanghai	8
	Other	6
Southern China	Shenzhen	16
	Guangzhou	2
	Other	4
	Fujian	3
Western China	Kunming	4
Central China	Wuhan	8
Northern China	Shenyang, Harbin, Beijing, Jinzhou, ShanDong	7
Total		58

Independent Distributor Stores
Region	Total Number of Stores	Number of Distributors
Eastern China	66	49
Southern China	51	29
Central China	37	29
Western China	21	17
Northern China	33	26
Total	208	150

Product Design, Research and Development

Designers

One of our main strengths is our artistic design team, led by renowned chief designer Ms. Zheng Luo. Our design team consists of 14 designers, many of whom have been working with Ms. Zheng Luo for several years. Ms. Zheng Luo’s ability to retain her design team provides for consistent designs and greater brand loyalty.

Our chief designer, founder and chief executive officer, Ms. Zheng Luo, is a prominent designer in China’s fashion industry. Ms. Zheng Luo and the OMNIALUO brands have been featured frequently in various popular fashion magazines such as  Harper’s Bazaar ,  L’Official ,  Marie Claire ,  Vogue ,  Jessica  and  Cosmopolitan . Ms. Zheng Luo has also been interviewed by many leading domestic and international media, including China Central Television (“CCTV”), the largest TV network in China, Hong Kong Phoenix TV, French Fashion TV, Italian Orbit TV, Vogue UK and Washington Daily. In 2003, Ms. Luo was invited to present her design and hold a fashion show for Fashion China Seminar in the Museum of Louvre.  In September 2008, Ms Luo, as the only designer invited from China, held a fashion show at the New York Fashion Week.  Recently, Ms. Luo was acknowledged by the Cosmopolitan Magazine as the “China Designer of the Year” for 2008.

Ms. Zheng Luo’s designs have been worn by several Chinese media celebrities. In 2006, the well-known Chinese movie star Ms. Ziyi Zhang, who starred in films such as Memoirs of a Geisha, House of Flying Daggers, and Hero, wore one of her evening dresses while attending a celebrity charity banquet. Ms. Luo’s fashion show held in Beijing in November 2006 was attended by, among other notable attendees, Ms. Bingbing Fan, who ranked as the 7 th most famous person in China according to Forbes. Ms Bingbing Fan wore Ms. Zheng Luo’s design to that Beijing show.

We conduct an active training program for our designers. Each of our designers attends, on average, more than 10 training sessions ever year and visits the Hong Kong SAR and other major cities in China regularly to see the latest fashion trends and understand local tastes. Training sessions take various forms. For example, in August 2006, all designers attended the Fashion Master Salon in the Hong Kong SAR hosted by Mr. Weiming Ma, the Vice Chair of the Hong Kong SAR Fashion Design Association. Also in 2006, Mr. Dazhi Deng, a well-known Hong Kong SAR fashion designer and Mr. Yutao Wang, a well-known Chinese designer, visited us and held a seminar for our designers. In November 2006, all our designers attended China Fashion Week in Beijing, the largest event of its kind in the Chinese fashion community.

The table below lists some of the awards Ms. Zheng Luo, her team members and the OMNIALUO brand have received.

Awards to Ms. Zheng Luo

2008	Best Woman Fashion Designer of the Year, awarded by Cosmopolitan Magazine

2007	One of the Top 10 Outstanding Designers, awarded by CFDA

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

2003
The NAUTICA Originality Foundation Platinum Prize, awarded by Nautica

Ms. Zheng Luo, selected from among more than 1,000 other Chinese designers, won the Nautica prize, a prize awarded to the most talented Chinese designer in 2003.

2003
Invited to the Fashion China Seminar held in Paris’ Louvre Museum.

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

We typically receive, on average, 80% of our orders during these trade events. This percentage is expected to be lower going forward due to our enhanced marketing efforts; as with strengthened marketing efforts more orders are expected to be obtained from other distributors who do not participate in the trade events. We completed the implementation of a new information management system for product order placements, to enhance our overall business process management, in Company-owned and co-owned stores in 2007. We have also selected 20 independent distributors for implementation of the system.

Our design team currently develops more than 1,600 new products per year, but only releases about 550 new products after careful selection of what to release to the market. As we currently have more designers than in 2006, we have focused on improving the design and quality of the garments we produce.

The design process for each season requires approximately fifty to sixty days from conceptualization to finalization, and can be roughly divided into three stages, planning, design and sample making. The design process of one season will start while that of the preceding season is still in progress.

(i)
Planning. In the planning stage, Ms. Zheng Luo and her design team try to predict the upcoming seasons’ fashion trends for Chinese women’s apparel. The goal is to integrate the latest North American fashion trends with the Chinese woman’s aesthetic sense. The design teams then develop four themes per collection. After deciding on the main themes, the design team decides how many product lines to introduce under each theme. The planning stage lasts approximately 20 days.

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

The entire process from searching for suppliers to reaching a procurement agreement usually takes one week. In most cases, it takes 20 to 30 days to receive the purchased raw materials. In case inventory is lower than required, we remedy shortfalls by purchasing from the same suppliers to ensure the consistency of quality. Manufacturers’ delivery dates are generally specified by contract to ensure that products will be available in our warehouses when we need them. We believe we have good relationships with our suppliers and there will be adequate sources to enable us to produce sufficient supply of apparel in a timely manner. Once we purchase the material, those materials are delivered to independent manufacturers for further processing and/or decoration.

Suppliers

The raw materials required by us can be divided into two categories: (i) tatting and knitwear, and (ii) woolen and leather-made garments. For tatting and knitwear made garments, we purchase raw materials which are delivered to independent manufacturers for further processing. For woolen and leather-made garments, we purchase ready-to-wear clothes which require further design work and are also delivered to independent manufactures for further processing and decoration.

We currently purchase a variety of materials from more than fifty vendors. We believe that there is a sufficient number of suppliers for such materials in the market. Except as described below, no one supplier accounted for more than 5% of our total raw material and finished goods purchases in each of 2008 or 2007.

Outsourced Manufacturing

We do not operate any manufacturing facilities, and we do not currently have any plans to do so. Our apparel is produced by independent manufacturers that are selected, monitored and coordinated by our quality control department to assure conformity to our quality standards. We believe that the use of independent manufacturers increases our production flexibility, enables us to focus on higher margin business, and, at the same time substantially reduces capital expenditures and avoids the costs of maintaining a large production workforce. We maintain ownership of the raw materials and finished goods while such items are at our independent manufacturers.

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

Quality Control

We monitor the quality of fabrics ordered and inspect samples of each product before production begins. We also perform random quality control checks during and after production before the garments leave our manufacturers. Our quality control personnel visit all independent manufacturers’ facilities at least three times a week. Final inspections occur when the garments are received in our warehouse. After that, we distribute finished garments to retail stores nation-wide. We employ two full-time quality control personnel, as well as an additional three inspectors at our warehouse. Our quality control program is designed to ensure that our products meet our high quality standards and that we deliver high quality products to retail stores. As we further expand our stores and increase our sales, we plan to hire more quality control personnel.

Information Management Systems

Since January 2007, we have been implementing a new information management system. This system is intended to enable us to procure raw materials on an economic purchase order basis, keep track of raw materials stock on a real time basis and monitor the production process. This system is intended to improve production efficiency and reduce purchasing and storage costs. We have applied the distribution function of the new system to our Company-owned stores and some of our co-owned stores. By implementing the distribution function, we are able to check our apparel stock in different categories, different sizes and colors on a real-time basis. For example, if one Company-owned store is in need of certain inventory, we are able to immediately communicate to the other Company-owned store with excess inventory in that category and ensure a prompt redistribution of inventory among both stores within one or two days. This new distribution function is expected to reduce lost sales arising from inventory shortages in particular stores and better allocate resources among different stores across different regions. Currently, we are satisfied with the implementation results of the new distribution function in the Company-owned stores and our co-owned stores. We have started to extend the application of the new system to selected independent distributor stores. As of December 31, 2008, 75 independent distributors are qualified to have access to the new system, the coverage is half of our total independent distributors stores at the end of 2008.

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

Backlog

On December 31, 2008, our backlog of unfilled firm orders for delivery was approximately $4.0 million, compared with a backlog of unfilled firm orders for delivery of approximately $1.5 million as of December 31, 2007, approximately $1.0 million as of December 31, 2006. We believe that our backlog at any specific point in time is not necessarily indicative of sales and business results in the near future.

Employees

All of our employees are employees of our wholly owned PRC operating subsidiary, Oriental Fashion. As of December 31, 2008, we had approximately 200 full-time employees. We consider our employee relationships to be satisfactory. We plan to increase the number and level of our skilled executive management executives.

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

Omnialuo. Oriental Fashion has licensed, at nominal cost, rights of use to the Chinese and English OMNIALUO trademarks, the registration of which Ms. Zheng Luo had initially applied for in March 2005. These applications were approved by the trademark office on January 19, 2009. Ms. Zheng Luo transferred the Chinese and English OMNIALUO trademarks to Oriental Fashion at nominal cost subsequent to registration of the OMNIALUO trademarks by the Trademark Office. Both Oumeng and Ms. Zheng Luo have entered into agreements with Oriental Fashion agreeing not to use the OMNIALUO trademarks in the future.

Competition

The women’s apparel market is highly fragmented in China. It is estimated by the China Garment Industry Report that in 2005, the top ten women’s wear brands, including international brands and domestic ones, totaled only 13.36% of the total market. The market is extremely sensitive to fashion swings and diversified consumer preferences.

Honoring commitments made the World Trade Organization agreements, on December 11, 2004, the Chinese government lifted all restrictions imposed on foreign enterprises regarding their entry into China. Foreign retailers are allowed to establish wholly owned foreign enterprises in China with no restrictions on registered capital. Further, foreign retailers are allowed to open stores in any geographic areas in China. Therefore, in addition to domestic competition, the Company is subject to increasing competition from international brands.

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

Growth Strategy

We plan to grow our sales and net profit margin based on the following strategies:

Selectively Expand Distribution Channels.
One of our growth strategies is to open new stores. Since our formation in the third quarter of 2006, we have continued to open new stores.  As of December 31, 2007, we had opened 184 stores. As of November 12, 2008, we had 245 stores altogether. However, as a result of the global economic recession and the presumed temporary but nonetheless marked decrease in Chinese consumer spending, particularly in the fourth quarter 2008, we were forced to close certain stores that did not make their pre-determined sales requirements. We believe that it was necessary to remove non-performers from an otherwise strong network of retail outlets. While formerly on pace to meets our goal of 250 stores by year-end 2008, it became necessary in the fourth quarter to cease pursuit of this goal and trim store count for the long-term good of the Company. As such, we closed 37stores by December 31, 2008.

In January, additional stores that did not meet performance requirements were subsequently closed. As of January 31, 2009, we had 178 total stores, including 27 company-owned stores, 31 co-owned stores, and 120 independent distributor stores. In February 2009, we closed another 13 stores that did not meet performance requirements. As of February 28, 2009, we had 165 total stores, including 27 company-owned stores, 31 co-owned stores and 107 independent distributor stores. The total store count is still subject to change based on prevailing market conditions. We have found that the Chinese consumer market will stop deteriorating, and expect no more stores will be closed except those that need to be replaced by new stores; we also plan to open new stores once the consumer market improves. The store number goal for 2009 is 200.

Develop New Merchandise Categories. Accessories have been identified as an important future product line for the OMNIALUO Brand. The new expanded accessories product line was released in Q3 2007. In addition, in the first quarter of 2009, we applied to the Trademark Office for a new trademark, OM WEEKEND.  The products with this trademark will target female professionals in China who are 18-30 years old. We intend for OM WEEKEND and OMNIALUO to develop into a more perfect brand system, which we will then take “up market”.

Expand our Market Vertically and Horizontally. We aim to continue to target the 25 to 35 year old female demographic and vertically extend into the 35 to 45 age group by offering premium and mature styled apparel. The 35 to 45 year old female age group generally has higher brand loyalty and purchasing power, and penetrating this age group is intended to develop a large group of loyal customers and increase our profits. We will also seek to expand our market horizontally by increasing our visibility in northern China by offering apparel tailored to the local consumers’ dressing tastes. This is being implemented by our designers who have an understanding of local northern China preferences. These designs were included in our spring/summer 2009 product line that was released in December 2008.

Regulatory Matters

Franchise Regulation. We will be eligible to enter into franchise arrangements one year after our application for a retail license is approved. However, we have no existing plans to enter into such arrangements. Should we enter into such arrangements, we would be required to comply with certain legal requirements, including owning at least two Company-owned or co-owned stores in China for more than one year, having the ability to provide long-term training services to the franchisee, having a goods supply system that is stable and that can guarantee quality, and having a good reputation in business operations, and we would be required to submit an application to the relevant Chinese authorities.  Should we chose to enter into franchise arrangements, we believe there would be little difficulty in meeting these requirements.

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

Industry Overview

Economy in China. According to the China Garment Industry Report, China has sustained 9%+ GDP growth for the last 25 years and is likely to continue at 7% GDP growth in the next five years. In 2005, China achieved a GDP of $2,314 billion and total consumption of $852 billion. The report further revealed that the Chinese people, in general, spend 8% to 10% of their disposable income on garments, and that the garment industry in China saw overall sales of $87 billion. The report forecasted that the garment industry in China will continue at more than a 20% annual growth rate for the next 5 years.
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

Segments by Garment Price

Price Category	Full Retail Price Range		Customer’s Social Status	Customers’ Annual Income		Family’s Social Class	Family’s Annual Household Income
Low price	$	< 37	Blue-Collar	$	< 1,500	Poor	$	< $3,125
Lower-middle price		$37-$75	Blue-White Collar		$1,500-$2,500	Lower-Middle Class		$3,125-$5,000
Middle price		$75-$125	White-collar		$2,500 - $7,500	Upper-middle Class		$5,000-$12,500
Upper-middle price		$125-$188	Pink-collar		$7,500-$22,500	Mass Affluent		$12,500-$25,000
High price		$188-$375	Golden-collar I		$22,500-$30,000	Global Affluent		$25,000-$50,000
Luxury price	$	> 375	Golden-collar II	$	>30,000	Wealthy	$	> 50,000

Note: all income figures are after tax.

In 2005, the upper-middle class and mass affluent class accounted for 9.4% and 0.5% of the total urban population respectively. However, they represent 24.2% and 2.4% of total urban disposable income. With the growing economy in China, the Chinese urban population is undergoing structural changes. The McKinsey report projected that by 2015, the percentage of upper-middle class could grow to 21.2% from 12.6% in 2005 and the mass affluent class could grow to 5.6% from 0.5% in 2005. The report also projected that the two groups collectively would occupy 44.3% of urban disposable income, compared to 26% in 2005.

Segments by Consumer Age Group

Age Group	Age Range	% of Total Female	Group Size (‘000)
<15	Kids	18%	111,422
15-19	Teenagers	9%	52,676
19-25	Youth	7%	40,440
25-35	Young Adults	17%	103,903
35-45	Middle-age Adults	18%	111,122
>45	Seniors	32%	196,333

Source: National Bureau of Statistics of China, 2005

The 25 to 45 year-old female group is the most heavily populated group in China. By the end of 2004, this group had a population of 215 million, accounting for 35% of the total Chinese female population, which is the wealthiest group in China. The McKinsey report revealed that in China, the wealthiest consumers are in the 25 to 45 year-old group, much younger than the highest earners in the United States who are in the 45 to 54 year-old group. Furthermore, 25 to 35 year-old females have the strongest purchasing desire for apparel. It is reported that 25 to 35 year-old females spend more than 20% of their disposable income on clothing, while average Chinese spend 8% to 10% (“In the Crosshairs”, an article written by Lisa Movius, published in Women’s Wear Daily on March 22, 2005).

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

Source: Chinese Garment Industry Report 2005-2006

Market Growth. China’s GDP growth is expected to be 7% in the next five years as China is emerging as a major economic power. The increasing urbanization rate and a substantial (6.1%) annual increase in per capita consumption is expected to fuel the growth in apparel market. The CGIR forecasts that the apparel industry will continue at a 20% growth rate for the next 5 years and the women’s apparel market is expected to outpace the overall apparel industry with a growth rate of 27% and 28% for 2009 and 2010, respectively. As consumption in the Chinese apparel industry is undertaking structural changes from quality focus to quality brand focus, the fastest growth segment will likely to take place in branded products like the OMNIALUO brands. The report anticipated a growth rate of  28% and 29% for 2009 and 2010, respectively for quality branded wear. The following chart summarizes different growth patterns.

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

Risks Related to Our Business

The recent global financial crisis could negatively affect our business, results of operations, and financial condition.

The recent credit crisis and turmoil in the global financial system may have an adverse impact on our business and our financial condition, and we may face challenges if conditions in the financial markets do not improve.  Our ability to access the capital markets may be restricted at a time when we would like, or need, to raise capital, which could have an impact on our flexibility to react to changing economic and business conditions.  In addition, these economic conditions also impact levels of commercial and consumer spending, which have recently deteriorated significantly and may remain depressed for the foreseeable future.  It is uncertain how long the global crisis in the financial services and credit markets will continue and how much of an impact it will have on the global economy in general or the Chinese economy in particular.  If demand for our products and services fluctuates as a result of economic conditions or otherwise, our revenue and gross margin could be harmed.

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

Our future success will depend in part on the continued service of certain key management and other personnel, particularly Ms. Zheng Luo, our president and chief executive officer and chief designer, who is closely associated with our brand names. Although Ms. Zheng Luo is our principal shareholder, and has entered into non-competition agreements with us and our Chinese operating subsidiary, none of these factors and arrangements ensure the continued availability of Ms. Zheng Luo’s services to us. We intend to obtain key-person life insurance with respect to Ms. Zheng Luo in the near future, but such insurance will only cover certain risks relating to our dependency on Ms. Zheng Luo, and the amount of such insurance may not be adequate to compensate for any loss of Ms. Zheng Luo’s services.

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

We rely upon a combination of trademark, licensing and contractual covenants to establish and protect the brand names of our products. We have registered two of our trademarks and applied for registration of a third trademark in the Trademark Office of China. In our market segments, our reputation is closely related to our brand names. Monitoring unauthorized use of our brand names is difficult, and we cannot be certain that the steps we have taken will prevent their unauthorized use, particularly in foreign countries. Our brand names may be misappropriated or utilized without our consent and such actions may have a material adverse effect on our reputation and on the results of our operations.

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

We are implementing a new information management system and data networks. The system has been fully operational in Company-owned stores and co-owned stores since the end of 2007, and we have selected 75 independent distributor stores for implementation of the system by December 31, 2008. Delays or other difficulties in implementing this system could disrupt our ability to manage our inventory effectively. In addition, we plan to establish five regional centers to better monitor each region’s market dynamics, facilitate traffic flows, ensure rapid response and provide partner support and supervision. There is no assurance that this expansion will be completed on time or that it will be successful. Any failure to manage growth effectively could have a material adverse effect on our results of operations and financial condition.

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

The efficient operation of our business depends on our ability to ship merchandise through third-party carriers directly to our stores. Due to our reliance on these parties for our shipments, interruptions in the ability of our vendors to ship our merchandise or the ability of carriers to fulfill the distribution of merchandise to our stores could adversely affect our business, financial condition and results of operations. An increase in fuel prices may also increase our shipping costs, which could adversely affect our business, financial condition and results of operations.

Risks Related to Doing Business in China

Changes in China’s political or economic situation could harm us and our operational results.

We conduct substantially all of operations and generate all our revenues in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Some of the things that could have this effect are:

Level of government involvement in the economy;

Control of foreign exchange;

Methods of allocating resources;

Changes in the development, or rate of development, of the market-oriented sector of the economy;

Changes in the rapid growth rate of the overall economy;

Balance of payments position;

International trade restrictions; and

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

quarantines or closures of some of our offices which would severely disrupt our operations,

the sickness or death of our key officers and employees, and a general slowdown in the Chinese economy.

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

In October 2005, the PRC State Administration of Foreign Exchange, or SAFE, issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside China on the strength of domestic PRC assets originally held by those residents. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006. Failure to comply with the requirements of Circular 75, as applied by SAFE, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

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

On March 16, 2007, the National People's Congress passed a new corporate income tax law, which became effective on January 1, 2008. This new corporate income tax unifies the corporate income tax rate, cost deductions and tax incentive policies for both domestic and foreign-invested enterprises in China. According to the new corporate income tax law, the applicable corporate income tax rate of Oriental Fashion and any future other Chinese subsidiaries will incrementally increase to 25% over a five-year period. According to the Circular on the Implementation of Preferential Policies concerning the EIT Transition issued by the State Council on December 26, 2007, the enterprise income tax rate for companies established in Shenzhen shall be 18% in 2008, 20% in 2009, 22% in 2010, 24% in 2011 and 25% from 2012 onwards. By virtue of the New CIT Law, Oriental Fashion was subject to EIT rate of 18% during 2008, with full tax exemption.  During 2007, Oriental Fashion was subject to EIT at 27% of which 24% was for national tax and 3% was for local tax of the assessable profit. Pursuant to the relevant PRC tax laws and regulations, Oriental Fashion enjoyed a preferential income tax rate of 15% since it operated in the Shenzhen Special Economic Zone of the PRC.

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

We anticipate that the market price of our shares will fluctuate significantly in response to numerous factors, many of which are beyond our control, including, without limitation:

the announcement of new products or product enhancements by our competitors;

quarterly variations in our and our competitors’ results of operations;

changes in financial estimates or recommendations by securities analysts;

speculation about our business in the press or investment community;

expiration of lock-up agreements;

general market conditions and other factors, including factors wholly unrelated to our own operations or performance.

There is not now and there may never be an active liquid market for our common stock.

We are providing no assurances of any kind or nature whatsoever that an active liquid market for our common stock will ever develop, on the OTCBB or elsewhere. Investors should understand that there may be no alternative exit strategy for them to recover or liquidate their investments in our common stock. Accordingly, investors must be prepared to bear the entire economic risk of an investment in the common stock for an indefinite period of time. If our revenues do not grow or grow more slowly than we anticipate, if operating or capital expenditures exceed our expectations and cannot be adjusted accordingly, or if some other event adversely affects us, the market price of our common stock will decline.

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

The SEC, as directed by Section 404 of Sarbanes, adopted rules requiring public companies, including us, to include a report of management of their internal control structure and procedures for financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of their internal controls over financial reporting. We are subject to this requirement commencing with our fiscal year ended December 31, 2008 and a report of our management is included in this Annual Report on Form 10-K. In addition, independent registered public accountants of these public companies must attest to and report on the operating effectiveness of their internal controls. However, this annual report does not include an attestation report because under current law, we will not be subject to these requirements until our annual report for the fiscal year ending December 31, 2009. Our management may conclude that our internal controls over financial reporting are not effective. Moreover, even if our management concludes otherwise, if our independent registered public accountants are not satisfied with our internal control structure and procedures, the level at which our internal controls are documented, designed, operated or reviewed, or if the independent registered public accountants interpret the requirements, rules or regulations differently from us, they may decline to attest to our management’s assessment or may issue a report that is qualified. Any of these possible outcomes could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which could negatively impact the market price of our shares.

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

The Company adopted in the first quarter of 2008 an employee equity incentive plan under which the Company’s officers, directors, consultants, and employees will be eligible to receive, in relevant part, either securities or stock options exercisable for the Company’s securities at exercise prices that must generally be no less than the then prevailing fair market value of the Company’s common stock on the date of grant. The Company has reserved five million (5,000,000) shares of common stock for issuance under this plan.  Any issuance under this equity incentive plan will have dilutive effect on the holders of our securities.

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

We currently have issued outstanding warrants to purchase up to 5,704,752 shares of our common stock, of which (i) warrants for up to 5,412,000 shares may be exercised at $1.5625 per share at any time or from time to time until October 9, 2012, including warrants for 492,000 shares which may be exercised on a cashless exercise basis, and (ii) warrants for up to 292,752 shares may be exercised at $1.25 per share at any time or from time to time for a two-year period commencing December 17, 2007. The total number of shares issuable upon exercise of warrants is relatively high compared to the number of shares of our common stock issued and outstanding. Therefore, the existence of these warrants, and the continuing likelihood that they may exercised and the shares acquired upon exercise sold from time to time in the public trading market for our common stock, may have an adverse effect on the market price of our common stock.

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

ITEM 2. DESCRIPTION OF PROPERTY

Properties and Leases

As of December 31, 2008, we have the following leased properties:

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

(3) We operate our warehouse in a leased location at No. 525 301 &305# Bagualing Industrial District, Bagua Er Road, Futian District, Shenzhen, China, with approximately 8,589 square feet of space, under a lease expiring on May 31, 2009. The payments under the lease are $4,446 per month.

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

(5) We rent a store in the Baoli Cultural Square located on the 26th Floor, Baoli Building, Nanshan District, Shenzhen, China, with approximately 2,031 square feet of space, under a lease expiring on December 30, 2010. The payments under the lease are $5,031 until the expiration of the lease.

Total rental expenses under operating leases of office and showroom space were $227,6027 for the period ended December 31, 2007, and $462,658for the period ended December 31, 2008.

We also operate 27 Company-owned stores and (jointly with third parties) 31 co-owned stores in leased locations in various geographic areas in China.

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

The following table sets forth, for the periods indicated, the high and low closing prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. Prior to January  2008, our stock was not trade, quoted or listed. The following table reflects this absence of trading and the prices on recorded on low trading volumes.

Quarter Ended	High *	Low *
03/31/2007	$(1)	(1)
06/30/2007	$(1)	(1)
09/30/2007	$(1)	(1)
12/31/2007	$(1)	(1)
03/31/2008	$2.15	$1.10
06/30/2008	$1.53	$1.10
09/30/2008	$1.40	$0.85
12/31/2008	$1.25	$0.36

(1)	Stock not traded.

*	The above table sets forth the range of high and low closing prices per share of our common stock as reported by www.quotemedia.com for the period indicated.

Approximate Number of Holders of Our Common Stock

On December 31, 2008, there were approximately 99 stockholders of record of our common stock. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

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

Recent Sales of Unregistered Securities

No securities were sold by the registrant during the year ended December 31, 2008 that were not registered under the Securities Act, except as set forth below.

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

Purchases of Our Equity Securities

No repurchases of our common stock were made during fiscal year 2008.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following selected consolidated statement of income data for the years ended December 31, 2007 and 2008, and the consolidated balance sheet data as of December 31, 2007 and 2008 are derived from the audited consolidated financial statements of the Company included in this Annual Report. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes appearing elsewhere in this report. Our historical results are not necessarily indicative of our results for any future periods.

(All amounts, other than per share data, in U.S. dollars)

	Statement of Income
	Year Ended December 2008	Year Ended December 2007

Revenue	$11,902,404	$7,875,757

Gross Profit	7,064,118	4,251,271

Operating expenses	5,646,050	3,033,036

Total segment profit (1)	2,553,925	2,176,827

Income from operations (2)	1,418,068	1,218,235

Income taxes	—	—

Net (loss) income (3)	1,038,676	(1,095,484)

Basic and Diluted Earnings (Loss) Per Share (3)	$0.05	$(0.05)

(1)
For year 2007, this number is before deducting $970,320 of expenses of the October 2007 reverse acquisition, the October 2007 PIPE and the related SEC resale registration (the “RTO Expenses”), included in general and administrative expenses.  The RTO expenses consist of shell company related expenses, including certain fees paid to the placement agent and investor relations agency ($218,113), auditing fees ($67,293), legal fees ($301,403), entertainment expenses related to the reverse acquisition and the October 2007 PIPE ($5,123), travel expenses ($63,380), consultancy fees, which include fees paid for RTO and PIPE related market research and consulting services ($233,763), exchange loss relating to the payment of RTO expenses ($19,242) and other expenses ($62,003).

For year 2008, this number is before deducting $698,257of general and administrative expenses, $414,199 of make good provision expense. See Note 15 to the Consolidated Financial Statements included in this Report.

(2)	After deducting the RTO expenses.

(3)
For year 2007, in addition to being net of the RTO Expenses of $970,320, figures also reflect a $2,299,893 non-cash expense representing the market value as of December 31, 2007 of escrowed shares released from escrow to the Company’s principal stockholder and chief executive officer (the “Escrow Release Expense”), which shares are being released as the contractual net income threshold for 2007 (calculated before RTO Expenses and any Escrow Release Expense) has been achieved. Net income for 2007 would have been $2,174,729, but for the RTO Expenses and the Escrow Release Expense.

For year 2008, $414,199 non-cash expense represents the market value as of December 31, 2008 of escrowed shares released from escrow to the Company’s principal stockholder and chief executive officer (the “Escrow Release Expense”). See Note 15 to the Consolidated Financial Statements included in this Report.

(4)	Adjusted to reflect the recapitalization of the Company following the consummation of the share exchange with Omnia BVI.

BALANCE SHEET DATA

	At December 31, 2008	At December 31, 2007

Working capital	$9,221,406	$7,591,030

Current assets	14,199,593	9,255,241

Total assets	15,283,882	9,979,922

Current liabilities	4,978,187	1,664,211

Total liabilities	4,978,187	1,664,211

Stockholders’ equity	10,305,695	8,315,711

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

Overview

OmniaLuo, Inc., the name of which was changed from Wentworth II, Inc. on November 16, 2007, is a holding company that conducts all of its business operations through its direct wholly-owned subsidiary, Omnia BVI, established in August 2006, and Omnia BVI’s Chinese subsidiary, Oriental Fashion, established in September 2006. Oriental Fashion designs, develops, markets and distributes women’s apparel under the brand names of OMNIALO and OMNIALUO through its network of retail stores across the People’s Republic of China (“PRC” or “China”), which consisted of 84 stores as of December 31, 2006, 103 stores as of March 31, 2007, 135 stores as of June 30, 2007, 154 stores as of September 30, 2007, 184 stores as of December 31, 2007, and 208 stores as of December 31, 2008, in 29 provinces throughout China. Until our acquisition of Omnia BVI on October 9, 2007, our operations were very limited.

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

Background and History of Omnia BVI and Oriental Fashion

Development of the OMNIALUO Brands

In 1996, Ms. Zheng Luo, our chief executive officer and chief designer, the founder and principal shareholder of Omnia BVI prior to our reverse acquisition with Omnia BVI, and currently our largest individual shareholder, created the OMNIALO brand and founded Green’s Apparel Co., Ltd. (“Green’s Apparel”) in Shenzhen, China, in which she owned a 95% equity interest. Green’s Apparel manufactured women’s clothing.

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

Ms. Zheng Luo personally applied for the registration of the trademark OMNIALUO in March 2005 pending the approval of the Trademark Office.

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

In October 2006: (i) Ms. Zheng Luo licensed the trademark OMNIALO to Oriental Fashion at nominal cost and executed an agreement assigning the registered OMNIALO trademark to Oriental Fashion, and Ms. Zheng Luo and Oriental Fashion commenced procedures to have the OMNIALO trademark assignments accepted and officially recorded in the Trademark Office; and (ii) Ms. Zheng Luo licensed the trademark OMNIALUO to Oriental Fashion at nominal cost and executed an agreement assigning the registered pending application to register the OMNIALO trademark to Oriental Fashion; Ms. Zheng Luo and Oriental Fashion commenced procedures to have the OMNIALUO trademark assignments accepted and officially recorded in the Chinese National Trademark Bureau once registration of the OMNIALUO trademarks is approved by the Trademark Office. (update to reflect registration)

Financing of Omnia BVI

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

Each BVI Preferred Share was to be automatically converted upon the later to occur of a “Qualified Listing” and “Qualified Offering.” A “Qualified Listing” was defined to mean (a) a firmly committed underwritten public offering of Omnia BVI’s shares registered under the U.S. Securities Act, or (b) a firm commitment of a registered market-maker who shall undertake responsibilities for the quotation of Omnia BVI’s shares on the OTC Bulletin Board in the U.S. and/or other comparable over-the-counter market overseas, in both cases, representing at least 10% of Omnia BVI (post-offering) at an implied pre-offering valuation of at least $28,000,000. A “Qualified Offering” was defined as a public or private offering of Omnia BVI raising at least $3,000,000 following the First Round Financing. “First Round Financing” meant the completion of issuance of up to 4,413 BVI Preferred Shares pursuant to the agreements signed with investors not later than six weeks after the date of the December 2006 agreements based on a pre-money valuation of $17 million. The issuance of the BVI Preferred Shares constituted a First Round Financing., and the 2007 Private Placement constituted a Qualified Offering.

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
the Lead Investor, in consideration of its relinquishing certain rights, (a) retains certain put rights with respect to its shares as against Ms. Zheng Luo (but not as against us) if we do not obtain an OTCBB quotation or the Lead Investor’s shares are not registered for resale or otherwise eligible to be publicly resold by July 1, 2008 (update based on post-July 1 activity), (b) received an additional 149,884 shares of our common stock from Ms. Zheng Luo and one or more other former Omnia BVI shareholders as part of the reverse acquisition, and (c) may be entitled to additional shares of our common stock if the make good or anti-dilution provisions applicable to investors in the 2007 Private Placement result in additional shares being transferred or issued to those investors.

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

Store opening strategy and its result in 2008

One of our growth strategies is expanding store numbers whilst enlarging sales revenue. Since our formation in the third quarter of 2006, we have continued to open new stores.  By December 31, 2007, we had opened 184 stores. As of October 31, 2008, we had 245 stores altogether. However, as a result of the global economic recession and the decrease in Chinese consumer spending, particularly in the fourth quarter 2008, we were forced to close certain stores that did not make their pre-determined sales requirements. We believe that it was necessary to remove non-performers from an otherwise strong network of retail outlets. While formerly on pace to meets our goal of 250 stores by year-end 2008, it became necessary in the fourth quarter to cease pursuit of this goal and trim store count for the long-term good of the Company. As such, we closed 37stores in November and December, and by December 31, 2008, there were 208 stores remaining.

In January 2009, additional stores that did not meet performance requirements were subsequently closed. As of January 31, 2009, we had 178 total stores, including 27 company-owned stores, 31 co-owned stores, and 120 independent distributor stores. In February 2009, we closed another 13 stores that did not meet performance requirements. As of February 28, 2009, we had 165 total stores, including 27 company-owned stores, 31 co-owned stores and 107 independent distributor stores. The total store count is still subject to change based on prevailing market conditions. We also plan to open new stores as the consumer market improves.

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

Results of Operations for the Years Ended December 31, 2007 and 2008

Since our formation in the third quarter of 2006, we have focused on implementing our strategy of building a design and marketing workforce and an independent distributor and retail store sales network to design, develop, market and distribute “fashionable business casual wear,” our main product line. By the end of December 2008, we had hired and established a design team of 15 designers. By December 31, 2008 we operated or had distribution relationships with 208 stores, comprising 27 Company-owned stores, 31 co-owned stores, and 150 independent distributor stores, compared with 184 such stores as of December 31, 2007.

Due to the global financial crisis, the Chinese consumer market was strongly affected by the globally economic recession, as was the ability to acquire additional financing which had made the company unable to add more working capital. Our company’s products are impacted by consumer purchases, and their unwillingness to buy strongly affected our sales in the fourth quarter, so that we didn’t accomplish our sales revenue and net income plans set at the beginning of 2008.

Sales

Sales revenue for the year ended December 31, 2008 was $11,902,404, compared with $7,875,757 for the same-year period in 2007, representing 51.13% growth. Cost of revenues for the year ended December 31, 2008 was $4,838,286, compared with $3,624,486 for the same-year period in 2007, representing 33.49% growth.  The higher growth in sales revenues as compared to cost of sales was due to the increase in our retail sales at higher profit margin. We usually sell our products at about 70% of full retail prices at these retail stores, whereas we sell to independent distributor stores are at 35-40% of full retail prices.

Revenue from sales to distributors for the year ended December 31, 2008 was $6,616,183 (or 55.59% of total sales revenue), an increase of $590,191 (or 9.79%) compared with $6,025,992 for the year ended December 31, 2007. Revenue from retail sales for the year ended December 31, 2008, including sales from Company-owned and co-owned stores, was $5,286,221 (or 44.41% of total sales revenue), an increase of $3,436,456 (or 185.78%) compared with $1,849,765 for the year ended December 31, 2007.

In order to fulfill our net income target of $4.3 million under the make good escrow provisions, we expanded our production and increased our inventory throughout 2008. However, due to the global economic recession, we were not able to sell this large amount of inventory as planned. We relied heavily on our retail stores to aggressively promote our sales and reduce inventory, which generated revenues of $5,286,221 for the year ended December 31, 2008, an increase of 185.78% as compared with $1,849,765 for the year ended December 31, 2007.   We had less control over our distributors in selling our inventories.

As of December 31, 2008, inventories was $6,460,621, an increase of $3,857,968 (or 148.23%), compared with $2,602,653 as of December 31, 2007.  As of December 31, 2008, finished goods consisted of 97.94% of our inventories reaching $6,327,247.  Historically, the fourth quarter was the busiest season of each year generating the highest proportion of sales and operating income, and the first quarter was the slowest season of each year generating the lowest proportion of sales and operating income. For the same reason as we mentioned above, in order to accomplish the 2008 sales revenue target, we produced large amount of products and expected to sell them in the fourth quarter of 2008.  However, the impact of global economic recession reached our target market in China in the second half year of 2008, especially in the fourth quarter which resulted in slow sales and the closing of 37 non-performing stores during the second half of 2008.   Our focus for 2009 is to cut costs and inventory and otherwise generally improve our operation and financial performance.

Overall gross profit for the year ended December 31, 2008 was $7,064,118, compared with $4,251,271 for fiscal year 2007, which is a 66.16% increase.  The gross profit margin for 2008 was 59.35%, compared with a gross profit margin of 53.98% for fiscal year 2007. In 2008, the gross profit margin on sales to distributors was 57.36%, while the gross profit margin on retail sales (including Company-owned and co-owned stores) was 61.84%.

General and administrative expenses, which include rental expenses for our headquarters, salary expenses for management and headquarters staff, and travel and entertainment expenses, were $ 2,819,942 for the year ended December 31, 2008. This is 23.69% of sales revenues, which reflects a 0.74% decline from the prior year.

Selling and marketing expenses, which include all costs associated with sales, marketing and distribution functions, were $2,614,193 (21.96% of sales revenues) for the year ended December 31, 2008. This was an increase of $1,634,734 (or 166.90%) compared with $979,459 for the year ended December 31, 2007. The dramatic increase in selling and marketing expenses was mainly due to our aggressive efforts in promoting our sales through retail sales in order to cut down our high inventory level resulted from our production increase to meet our previously determined 2008 revenue target.

Overall segment profit for the year ended December 31, 2008 was $2,553,925, which represented an overall segment profit margin of 21.46%. Segment profit margins on sales to distributors were 35.42%, while segment profit margins on retail sales (including Company-owned and co-owned stores) were 3.99%.

Income from operations for the year ended December 31, 2008 was $1,418,068 (11.91% of total sales revenues), and after $ 414,199 in non-cash expenses (representing the market value as of December 31, 2008 of escrowed shares released from escrow to the Company’s principal stockholder and chief executive officer reflecting achievement of contractual net income thresholds) (“Escrow Release Expense”), interest income, other income and finance costs, the net income for the year ended December 31, 2008 was $1,038,676.

Liquidity and Capital Resources

As of December 31, 2008, the Company’s net cash position was $ 1,253,997, compared with $ 3,083,715 as of December 31, 2007, a decrease of $1,829,718.  This was attributed to the inventory increase in 2008 compared with 2007 in order to full fill our 2008 revenue target.

In order to fulfill our net income target of $4.3 million under the make good escrow provisions, we expanded our production and increased our inventory throughout 2008. However, due to the global economic recession, we were not able to sell this large amount of inventory as planned. We relied heavily on our retail stores to aggressively promote our sales and reduce inventory, which generated revenues of $5,286,221 for the year ended December 31, 2008, an increase of 185.78% as compared with $1,849,765 for the year ended December 31, 2007.   We had less control over our distributors in selling our inventories.

As of December 31, 2008, inventories was $6,460,621, an increase of $3,857,968 (or 148.23%), compared with $2,602,653 as of December 31, 2007.  As of December 31, 2008, finished goods consisted of 97.94% of our inventories reaching $6,327,247.  Historically, the fourth quarter was the busiest season of each year generating the highest proportion of sales and operating income, and the first quarter was the slowest season of each year generating the lowest proportion of sales and operating income. For the same reason as we mentioned above, in order to accomplish the 2008 sales revenue target, we produced large amount of products and expected to sell them in the fourth quarter of 2008.  However, the impact of global economic recession reached our target market in China in the second half year of 2008, especially in the fourth quarter which resulted in slow sales and the closing of [37] non-performing stores during the second half of 2008.   Our focus for 2009 is to cut costs and inventory in order to improve our level of cash generated from operations.

As of December 31, 2008, trade receivables was $2,199,756, which was an increase of $526,112 compared with trade receivables of $1,573,644 as of December 31, 2007.

As of December 31, 2008, other receivables and deposits was $4,285,219, which was an increase of $2,289,990 compared $1,995,229 as of December 31, 2007. The main reason for these changes was that we paid deposits to the suppliers further in advance in 2008 compared with 2007, so that we could advance production to earlier in the year than previously in order to launch ours products earlier than our competitors.

Net cash used in operating activities for the year ended December 31, 2008 was $1,846,672. Net cash used in operating activities for 2007 was $2,522,574.

The Company’s investing activities to date have consisted mainly of the purchase of property and equipment. For the year ended December 31, 2008, the net use of cash in investing activities was $516,147. For the year ended December 31, 2007, the net cash used in investing activities was $ 770,370.

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

Our material capital expenditure requirements for 2009 are approximately $2.0 million, which will be used for store expansions. In addition, we expect that an additional $3.0 million of working capital will be needed to maintain our business operations in the next twelve months.

We believe that our currently available working capital should be adequate to sustain our operations at our current levels through at least the next twelve months. However, depending upon our future needs and changes and trends in the capital markets affecting our shares and the Company, we may seek additional equity or debt financing in the private or public markets. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us.

Obligations Under Material Contracts

The following table summarizes our outstanding contractual obligations as of December 31, 200(9) need to update:

	Total	Less than 1 year	1-3 years	3-5 years
Long-term debt obligations	$—	$—	$—	$—
Capital lease obligations	—	—	—	—
Operating lease obligations	$1,011,423	$397,567	$536,670	$77,186
Purchase obligations	—	—	—	—
Other long term obligations	—	—	—	—

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

Use of estimates. In preparing financial statements in conformity with accounting principles generally accepted in U.S.GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes, provision for warranty and the estimation on useful lives of property, plant and equipment. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from those estimates.

Concentrations of credit risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. As of December 31, 2008, the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, Hong Kong and the United States, which management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

Allowance of doubtful accounts. The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectibility of trade receivables. A considerable amount of judgment is required in assessing the amount of the allowance and the Company considers the historical level of credit losses and applies percentages to aged receivable categories. The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers deteriorates, resulting in their inability to make payments, a larger allowance may be required. Based on the above assessment, during the reporting periods, the management establishes the general provisioning policy to make allowances equivalent to the aging of trade receivables as set forth in the financial statements. Bad debts are written off when identified.

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

Comprehensive income. The Company has adopted SFAS 130, “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Components of comprehensive income include net  income (loss)and foreign currency translation adjustments.

Foreign currency translation. The functional currency of the Company and its subsidiaries includes USD and RMB. The Company and its subsidiaries maintain their respective financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income(loss) for the respective periods.

For financial reporting purposes, the financial statements of the subsidiaries which are prepared using RMB have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income(loss), but are included in foreign exchange adjustment to other comprehensive income, a component of shareholders’ equity. The exchange rates was RMB1 for $0.1467as of December 31, 2008, and RMB1 for $0.1371 as of December 31, 2007. The average exchange rates for the period ended December 31, 2008 were RMB1 for $0.1442 and for the period ended December 31, 2007 were RMB1 for $0.1317. There is no significant fluctuation in exchange rate for the conversion of RMB and HKD to United State dollars after the balance sheet date.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 8.	FINANCIAL STATEMENTS

See the index to our financial statements and our financial statements following the Signature Page at the end of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Zheng Luo and Mr. David Wang, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management concluded that as of December 31, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Internal Controls Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including Ms. Zheng Luo and Mr. David Wang, our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of December 31, 2008.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

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

Changes in Internal Controls over Financial Reporting.

During the fiscal year ended December 31, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

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

Name	Age	Title
Zheng Luo	38	Chairwoman and Chief Executive Officer
David Wang	42	Acting Chief Financial Officer
Xiaoyin Luo	44	Director
Qing Huang	43	Director
Fei Luo	42	Director
Tianhong Yu	42	Director
Charles C. Mo	57	Director
Wenbin Fang	41	Director

Ms. Zheng Luo, Chairwoman and CEO

Ms. Zheng Luo is our founder, Chairwoman and chief executive officer, and is chief executive officer and chief designer of Oriental Fashion. Before founding Oriental Fashion, Ms. Zheng Luo was chairwoman and chief executive officer of Oumeng (2003 - 2007) and chairwoman and chief executive officer of Green’s Apparel (1996 - 2003). Ms. Zheng Luo has been active in the fashion design and retail business for more than 10 years. She created the OMNIALUO brand in 1996. Ms. Zheng Luo is a renowned designer in the fashion industry who has won various prestigious honors nationally and internationally and received broad media coverage in China, Hong Kong, Paris and Italy. Ms. Zheng Luo earned a Bachelor of Arts degree in International Finance from Shenzhen University in 1991.

Mr. David Wang, Chief Financial Officer

Mr. David Wang has more than 15 years experience in accounting, finance and investment banking. From December 2007 to November 2008, Mr. Wang was Vice President of Maxyee Group, an international company focused on real estate and pharmaceuticals. From August 2006 to November 2007, Mr. Wang was Chief Financial Officer of Sunway Global, Inc. ("Sunway"), a company engaged in the business of designing, manufacturing and selling logistic transport systems and medicine dispensing systems and equipment. Prior to joining Sunway, Mr. Wang served as an accountant for Sinopec and prior to that worked as an investment banker for various investment banking firms. Mr. Wang received a Masters Degree and PhD degree in the field of Finance from Xiamen University in Fujian Province, China.

Ms. Xiaoyin Luo, Director

Ms. Luo Xiaoyin Luo was appointed as a director in January 2008. Ms. Luo serves as Director & General Manager of Hutchison Harbour Ring China, a subsidiary of Hutchison Whampoa Limited (HWL). Ms. Xiaoyin Luo has more than 14 years of service to HWL. Her main responsibilities are commercial property investment, development, operation, and management. Some of her projects include The Center, Westgate Mall, Harbour Ring Plaza and Huangpu Center in Shanghai, Metropolitan Plaza in Chongqing, and Pacific Plaza in Qingdao. Since Hutchison Harbor is the exclusive licensing agent of Warner Brothers Consumer Product Division (WBCP) in China, Ms. Xiaoyin Luo is in charge of the product license and retail license business development for Warner Bros. Studio Store Shanghai Flagship operation management, retail network and distribution channel construction, and sub-licensee development. Ms. Xiaoyin Luo holds a Bachelor of Economics degree from Shenzhen University and holds an EMBA from China Europe International Business School.

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

Mr. Tianhong Yu, Director

Mr. Tianhong Yu was appointed as a director in January 2008. Mr. Yu has served as a vice president and managing director of Huayi Brothers & Taihe Film Investment Co., Ltd., a leading motion picture and television production and distribution company in China, since 2005. From 2003 to 2005, he had planned and supervised a number of movie and TV series. Prior to that, he was the senior manager of TOM Online Inc., a leading wireless internet company in China. Mr. Yu also founded Beijing Modern Art Center and CHINALAW DATABASE, the first law database in China. Mr. Yu received his Bachelor’s Degree in Economic Law from Peking University in 1988.

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

Mr. Wenbin Fang, Director

Mr. Wenbin Fang was appointed as a director in January 2008. Mr. Fang has served as general manager in Shen Zhen Meng Sa Di Ka Trading Company since 2003. From 2000 to 2002, Mr. Fang worked for ARTLEVA, an Italian company, where he was focused on exportation of household goods and clothing products from China (including Taiwan) to Italy, France and Germany. From 1998 to 2000, he worked for MAX, where he was focused on exportation of household goods and clothing products from China (including Hong Kong) to Italy and France. From 1993 to 1997, he served as business manager for East Asia (including China) of R.P.R. Clothing Machine Manufactory, an Italian Company. He earned his bachelor’s degree in Industrial Design in Shangdong Design and Art College. He then spent a year (1992-1993) in the Department of Industrial Design of Italy’s National Design and Acting College.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. These insiders are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file, including Forms 3, 4 and 5.

Commission rules require disclosure in the Company’s Annual Report on Form 10-K of the failure of an executive officer, director or 10% beneficial owner to file such forms on a timely basis. Based upon a review of the filings made on their behalf during 2008, as well as an examination of the Commission's EDGAR system Form 3, 4, and 5 filings and the Company's records, the following table sets forth exceptions to timely filings:

Name	Reporting Event
David Wang	Form 3 to be filed as of October 30, 2008 reporting appointment as acting Chief Financial Officer. (1)
Xiaomei Liu	Form 5 to be filed for fiscal year 2008. (2)

(1) David Wang was appointed as our Acting Chief Financial Officer on October 30, 2008.
(2) Xiaomei Liu resigned as our Chief Financial Officer effective as of October 30, 2008, hence no longer subject to Section 16.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table –  2007 and 2008

The following table sets forth information concerning all compensation awarded to, earned by or paid to each person serving as a principal executive officer for services rendered in all capacities during fiscal years 2007, and 2008. No other executive officers received compensation in excess of $100,000 in either fiscal year.

Name and principal position	Year	Salary ($)(*)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)
Zheng Luo, CEO and President	2007	75,000					1,600
	2008	75,000

David Wang, CFO	2007	0
	2008	26,000**

Michelle Xiaomei Liu (former CFO)***	2008	58,441	0	0	0	0	0	0

* Calculated on the basis that $1 = RMB 7.7
** Mr. David Wang joined the Company in September 2008 and was appointed CFO in November 2008.
*** Ms. Michelle Xiaomei Liu resigned from her position as the CFO of the Company in October 2008.

Employment Agreements

Each of the executive officers and other individuals named above has entered into a standard PRC form of employment contract with our operating subsidiary, Oriental Fashion except for Mr. David Wang, who is to enter a contract with the parent company of OmniaLuo,Inc.

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

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives, during the fiscal year ended December 31, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our common stock as of March 25, 2009 (i) by each person who is known by us to beneficially own more than 5% of our common stock or who may otherwise be deemed to be “control persons” and affiliates of us; (ii) by each of our current officers and current and proposed directors; and (iii) by all of our current officers and current and proposed directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, Room 101, Building E6, Huaqiaocheng, East Industrial Park, Nanshan District, Shenzhen, 518053, The People’s Republic of China.

Name and Address of Beneficial Owner	Director or Officer	Amount and Nature of Beneficial Ownership (1)		Percentage (2)
Zheng Luo (3) (4)	Director and Officer	7,525,420	(5)(6)	32.95%
Xiaoyin Luo (3)(4)	Director	5,411,514		23.69%
Wenbin Fang (3)(4)	Director	1,141,791	(5)	5.00%
Qing Huang (4)	Director	-0-		-0-
Fei Lou (4)	Director	-0-		-0-
Tianhong Yu (4)	Director	-0-		-0-
Charles Mo (4)	Director	-0-		-0-
David Wang (4)	Officer	-0-		-0-
JAIC-CROSBY Greater China Investment Fund Limited (8) P.O. Box 2081GT, Century Yard, Cricket Square, Hutchins Drive, George Town, Grand Cayman, Cayman Islands		942,208	(6)(7)	4.09%

All current and proposed directors and current officers as a group (eight in the group)		14,078,725 shares		61.64%

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

3Ms. Xiaoyin Luo is the elder sister of Ms. Zheng Luo and sister-in-law of Mr. Wenbin Fang. Mr. Wenbin Fang is the husband of Ms.. Zheng Luo. Each disclaims beneficial ownership of the shares held by the other.

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

[8] JAIC-CROSBY Greater China Investment Fund Limited was a “control person” and affiliate of Omnia prior to the reverse acquisition and 2007 Private Placement by reason of the existence and its exercise of its contractual rights under its preferred investment documentation, and may now be deemed to be a “control person” and affiliate of the Company.

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

 The Company’s common stock began trading on the Over-the-Counter Bulletin Board on January 10, 2008.  The per share closing price of the Company’s common stock on January 10, 2008 of $1.5 was used to calculate the compensation expense.  The total expense recognized for fiscal year 2007 was $2,299,893.

During the year ended December 31, 2008, the Company’s net income (before unallocated expenses relating to the reverse acquisition, the 2007 Private Placement and related SEC resale registration totaling $698,257), was $2,151,132, before the make good provision of $414,199. Accordingly, the Company failed to report the net income threshold for the fiscal year 2008 and the Escrow Shares relating to the 2008 performance threshold will be released to the investors, Ms. Luo and another stockholder pursuant to the agreed terms and formula.

767,035 and 119,999 shares of the Escrow Shares will be released back to Ms. Luo and the other stockholder. The release of shares from escrow to Ms. Luo constitutes a compensatory plan. The per share closing price of the Company’s common stock on December 31, 2008 of $0.54 was used to calculate the compensation expenses. The total expenses recognized for the fiscal year 2008 is $414,199.

The release of shares from escrow to the other stockholder does not constitute a compensatory plan as this stockholder did not hold and currently does not hold any position in the Company and has no relationship to the Company other than as a stockholder. The release of shares held in escrow to the investors constitutes a donation from Ms. Luo and the other stockholder to the Company.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our Company.

Securities Authorized for Issuance under Equity Compensation Plans

Set forth below is information with respect to our compensation plans as of December 31, 2008 under which our equity securities are authorized for issuance, aggregated as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plan approved by security holders (1)	N/A	N/A	N/A

Equity compensation plan not approved by equity compensation holders	0	0	5,000,000

Total

(1)
The Company adopted in the first quarter of 2008 an employee equity incentive plan under which the Company’s officers, directors, consultants, and employees will be eligible to receive, in relevant part, either securities or stock options exercisable for the Company’s securities at exercise prices that must generally be no less than the then prevailing fair market value of the Company’s common stock on the date of grant. The Company has reserved five million (5,000,000) shares of common stock or issuance under this plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the 2007 fiscal year, or any currently proposed transaction, in which we were, or are, to be a participant and the amount involved exceeded or exceeds $120,000, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained, or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

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

The Company’s operating subsidiary, Oriental Fashion, entered into an agreement in 2006 for the purchase of finished goods for $1,337,875 from Yin Hu, an affiliate of the Company at that time, for delivery originally during the quarter ended March 31, 2007. A portion of the payments due and of the deliveries to be made were deferred into the second quarter of 2007, and the remaining undelivered goods were delivered in August 2007.(See below uodated info in 2008) A principal shareholder of the Company was also a principal shareholder of Oriental Fashion throughout 2006 and part of the first quarter of 2007.Within the period aforementioned, Yin Hu was deemed to have been under common control with the Company during the time these purchases occurred. In January 17, 2007, the principal shareholder aforementioned of Yinhu, at which time she transferred her entire interest in Yin Hu to unrelated third parties. This transfer procedure was witnessed by Shenzhen Notary Office in January 2007, therefore, Yinhu is non-affiliate of Oriental Fashion since then.

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

In connection with the reverse acquisition, JAIC-CROSBY Greater China Investment Fund Limited (the “Lead Investor”), which was a “control person” and affiliate of Omnia BVI prior to the reverse acquisition and 2007 Private Placement by reason of the existence and its use of its contractual rights under its preferred investment documentation, and which may now be deemed to be a “control person” and affiliate of the Company, in consideration of its relinquishing certain rights, (a) retains certain put rights with respect to its shares as against Ms. Zheng Luo (but not as against us) if we do not obtain an OTCBB quotation or the Lead Investor’s shares are not registered for resale or otherwise eligible to be publicly resold by July 1, 2008, (b) received an additional 149,884 shares of our common stock from Ms. Zheng Luo and another former Omnia BVI shareholder as part of the reverse acquisition, and (c) may be entitled to additional shares of our common stock if the make good or anti-dilution provisions applicable to investors in the 2007 Private Placement result in additional shares being transferred or issued to those investors.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2007 and 2008 were $78,000 and $79,000 respectively.

Audit-Related Fees

The aggregate fees billed in each of the fiscal years ended December 31, 2008 and 2007 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under the paragraph captioned “Audit Fees” above are $0 and $20,000, respectively. The services provided by our accountants within this category consisted of advice relating to the Form SB-2 filed by the Company on November 7, 2007.

Tax Fees

The aggregate fees billed in each of the fiscal years ended December 31, 2008 and 2007 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed in each of the fiscal years ended December 31, 2008 and 2007 for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14 are $0 and $0, respectively.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit and non-audit service performed by our auditor for our consolidated financial statements as of and for the year ended December 31, 2008.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATE SCHEDULES

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

OMNIALUO, INC.

Dated: March 31, 2009	By:	/s/ Zheng Luo
Zheng Luo, CEO and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Each person whose signature appears below hereby authorizes Zheng Luo or Xiaoyin Luo as attorneys-in-fact to sign on his or her behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this annual report on Form 10-K.

Signature	Title

/s/ Zheng Luo	Chief Executive Officer and	March 31, 2009
Zheng Luo	Chairwoman (Principal Executive Officer)

/s/ David Wang	Chief Financial Officer (Principal	March 31, 2009
David Wang	Financial and Accounting Officer)

/s/ Wenbin Fang	Director	March 31, 2009
Wenbin Fang

/s/ Qing Huang	Director	March 31, 2009
Qing Huang

/s/ Fei Luo	Director	March 31, 2009
Fei Luo

/s/ Xiaoyin Luo	Director	March 31, 2009
Xiaoyin Luo

/s/ Charles C. Mo	Director	March 31, 2009
Charles C. Mo

/s/ Tianhong Yu	Director	March 31, 2009
Tianhong Yu

OmniaLuo, Inc.

Consolidated Financial Statements
For the year ended December 31, 2008
(Stated in US dollars)

OmniaLuo, Inc.
Consolidated Financial Statements
For the year ended December 31, 2008

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of
OmniaLuo, Inc.

We have audited the accompanying consolidated balance sheets of OmniaLuo, Inc. (the “Company”) and its subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ PKF
Certified Public Accountants
Hong Kong, China
March 31, 2009

OmniaLuo, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Stated in US Dollars)

	Year ended December 31,
	2008	2007

Revenues - Note 3	$11,902,404	$7,875,757
Cost of revenues	(4,838,286)	(3,624,486)

Gross profit	7,064,118	4,251,271

Expenses
General and administrative expenses	2,819,942	1,923,899
Depreciation	211,915	129,678
Selling and marketing expenses	2,614,193	979,459

	5,646,050	3,033,036

Income from operations	1,418,068	1,218,235
Interest income	12,278	5,647
Other income	63,350	19,329
Finance costs - Note 4	(40,821)	(38,802)
Make good provision - Note 15	(414,199)	(2,299,893)

Income (loss) before income taxes	1,038,676	(1,095,484)

Income taxes - Note 5	-	-

Net income (loss)	$1,038,676	$(1,095,484)

Other comprehensive income
Foreign currency translation adjustments	537,109	286,560

Comprehensive income (loss)	$1,575,785	$(808,924)

Earnings (loss) per ordinary share - Note 6
- Basic	$0.05	$(0.05)

- Diluted	$0.05	$(0.05)

Weighted average number of shares outstanding
- Basic	22,840,000	21,993,753

- Diluted	22,841,215	21,993,753

See the accompanying notes to consolidated financial statements.

OmniaLuo, Inc.
Consolidated Balance Sheets
(Stated in US Dollars)

	As of December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$1,253,997	$3,083,715
Trade receivables, net - Note 7	2,199,756	1,573,644
Inventories, net - Note 8	6,460,621	2,602,653
Other receivables and deposits - Note 9	4,285,219	1,995,229

Total current assets	14,199,593	9,255,241
Property and equipment, net - Note 10	1,084,289	724,681

TOTAL ASSETS	$15,283,882	$9,979,922

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Secured bank loan - Note 12	$440,100	$-
Trade payables	734,077	281,027
Loans from stockholders - Note 13	8,052	14,294
Other payables, deposits received and accrued expenses
- Note 14	3,795,958	1,368,890

Total current liabilities	4,978,187	1,664,211

TOTAL LIABILITIES	4,978,187	1,664,211

COMMITMENTS AND CONTINGENCIES - Note 16

STOCKHOLDERS’ EQUITY
Common stock: par value $0.01 per share
Authorized 40,000,000 shares; issued and outstanding
22,840,000 shares	228,400	228,400
Preferred stock: par value $0.01 per share
Authorized 10,000,000 shares; none issued and outstanding	-	-
Additional paid-in capital	8,893,589	8,479,390
Statutory reserve - Note 17	512,709	261,948
Accumulated other comprehensive income	833,831	296,722
Accumulated deficit	(162,834)	(950,749)

TOTAL STOCKHOLDERS’ EQUITY	10,305,695	8,315,711

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,283,882	$9,979,922

See the accompanying notes to consolidated financial statements.

OmniaLuo, Inc.
Consolidated Statements of Stockholders’ Equity
(Stated in US Dollars)

					Accumulated	Retained
			Additional		other	earnings
	Common stock		paid-in	Statutory	comprehensive	(accumulated
	No. of shares	Amount	capital	reserve	income	deficit)	Total

Balance, January 1, 2007	16,800,000	$168,000	$(118,000)	$44,265	$10,162	$362,418	$466,845
Issuance of non-redeemable BVI Preferred Shares	-	-	229,840	-	-	-	229,840
Conversion of redeemable BVI Preferred Shares	-	-	500,140	-	-	-	500,140
Recapitalization	1,120,000	11,200	26,582	-	-	-	37,782
Common stock and warrants issued for the 2007
Private Placement, net of expenses	4,920,000	49,200	5,540,935	-	-	-	5,590,135
Make good escrow arrangement	-	-	2,299,893				2,299,893
Net loss	-	-	-	-	-	(1,095,484)	(1,095,484)
Foreign currency translation adjustments	-	-	-	-	286,560	-	286,560
Appropriation to reserve	-	-	-	217,683	-	(217,683)	-

Balance, December 31, 2007	22,840,000	228,400	8,479,390	261,948	296,722	(950,749)	8,315,711
Make good escrow arrangement	-	-	414,199	-	-	-	414,199
Net income	-	-	-	-	-	1,038,676	1,038,676
Foreign currency translation adjustments	-	-	-	-	537,109	-	537,109
Appropriation to reserve	-	-	-	250,761	-	(250,761)	-

Balance, December 31, 2008	22,840,000	$228,400	$8,893,589	$512,709	$833,831	$(162,834)	$10,305,695

See the accompanying notes to consolidated financial statements.

OmniaLuo, Inc.
Consolidated Statements of Cash Flows
(Stated in US Dollars)

	Year ended December 31,
	2008	2007
Cash flows from operating activities
Net income (loss)	$1,038,676	$(1,095,484)
Adjustment to reconcile net income (loss) to net cash used
in operating activities:
Depreciation	211,915	129,678
Allowance for doubtful accounts	3,696	8,313
(Recovery of) allowance for obsolete inventories	(65,456)	77,676
Gain on disposal of property and equipment	736	-
Make good provision	414,199	2,299,893
Changes in operating assets and liabilities:
Trade receivables	(510,651)	(1,442,936)
Inventories	(3,546,376)	(2,542,493)
Other receivables and deposits	(2,112,904)	(940,297)
Trade payables	425,839	269,668
Other payables, deposits received and accrued expenses	2,293,654	787,347
Income tax payable	-	(73,939)

Net cash flows used in operating activities	(1,846,672)	(2,522,574)

Cash flows from investing activities
Acquisition of property and equipment	(520,466)	(809,442)
Proceeds from disposal of property and equipment	4,319	-
Cash acquired from the RTO	-	39,072

Net cash flows used in investing activities	(516,147)	(770,370)

Cash flows from financing activities
Proceeds from issuance of BVI Preferred Shares, net of expenses	-	729,980
Proceeds from issuance of common stock, net of expenses	-	5,590,135
Proceeds from bank loans	432,450	-
Repayment of loans from stockholders	(6,242)	(89,726)

Net cash flows provided by financing activities	426,208	6,230,389

Effect of foreign currency translation on cash and cash equivalents	106,893	62,814

Net (decrease) increase in cash and cash equivalents	(1,829,718)	3,000,259

Cash and cash equivalents - beginning of year	3,083,715	83,456

Cash and cash equivalents - end of year	$1,253,997	$3,083,715

Supplemental disclosure for cash flow information
Interest paid	$-	$2,532
Income taxes paid	$-	$73,939

See the accompanying notes to consolidated financial statements.

OmniaLuo, Inc.
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

The aforesaid share exchange transaction was completed on October 9, 2007 and thereafter Omnia BVI became a wholly-owned subsidiary of the Company and the former shareholders of Omnia BVI became the majority stockholders of the Company.  This transaction constituted a reverse takeover transaction (the “RTO”).

Concurrently with the consummation of the RTO, the Company issued 4,920,000 shares of its common stock and five-year warrants to purchase an aggregate of 4,920,000 shares of the Company’s common stock at $1.5625 per share for an aggregate purchase price of $6.15 million, to a total of 38 investors in a private placement (the “2007 Private Placement”).  In connection with this private placement, the Company issued five-year warrants to purchase 492,000 shares of the Company’s common stock at $1.5625 per share to Keating Securities, LLC (“Keating Securities”), as a financial advisory fee in partial consideration of their services in connection with the private placement.  Prior to the consummation of the RTO and the 2007 Private Placement, the Company was deemed to have been an affiliate of Keating Securities by reason of the ownership of shares of the Company’s common stock by principals and executives of Keating Securities.  The warrants issued to the investors and Keating Securities have been classified in equity and were outstanding as of December 31, 2008 and 2007.

Omnia BVI is a business company organized under the laws of the British Virgin Islands (the “BVI”) on August 11, 2006.  It has conducted no business and is a holding company whose only asset is a 100% equity interest in Shenzhen Oriental Fashion Co., Ltd. (“Oriental Fashion”). Oriental Fashion was established on September 19, 2006 in the People’s Republic of China (the “PRC”).

OmniaLuo, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

1.           Corporate information (Cont’d)

(c)
Pursuant to preferred stock purchase and shareholders agreements dated as of December 15, 2006 and December 20, 2006, Omnia BVI had issued an aggregate of 2,147 convertible preferred shares (the “BVI Preferred Shares”) and detachable warrants to purchase up to $365,940 in its ordinary shares, based on the offering price in the next financing of Omnia BVI (the “BVI Warrants”), to a private venture capital investment fund (the “Lead Investor”) and several individual investors for a total cash investment of $729,980.

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

292,752 warrants were issued in exchange for the BVI Warrants.  Their exercise price is subject to adjustment for share subdivisions, share combinations, mergers or consolidation.  These warrants have been classified in equity and were outstanding as of December 31, 2008 and 2007.

The Company’s common stock issuable under the aforementioned agreements were included in the 16,800,000 shares of the Company’s common stock issued in relation to the RTO as detailed in note 1(b) to the consolidated financial statements.

2.           Description of business

Following the RTO, the Company commenced to be engaged in the design, marketing, distribution and sales of women’s apparel under the brand names of “OMNIALUO” and “OMNIALO” (collectively referred to herein as the “OMNIALUO Brands”) through a network of over 200 retail stores across the PRC as of December 31, 2008.  The Company offers a complete line of business casual women’s wear, including bottoms, tops and outerwear, as well as accessories.

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

OmniaLuo, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.           Summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates

In preparing financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods.  These accounts and estimates include, but are not limited to, the valuation of trade and other receivables, inventories and deferred income taxes, provision for warranty and the estimation on useful lives of property, plant and equipment.  Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from these estimates.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade receivables.  As of December 31, 2008, the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, Hong Kong and the United States, which management believes are of high credit quality.  With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition.  The Company generally does not require collateral for trade receivables and maintains an allowance of doubtful accounts of trade receivables.

During 2008, there was no customer who contributed 10% or more to the Company’s consolidated revenue.  During 2007, there was one customer who contributed 10% or more to the Company’s consolidated revenue: Hubei Province Tian Men Fashion Factory, $980,025 (12.4%).

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less.  As of December 31, 2008, 57% of the cash and cash equivalents were denominated in Renminbi (“RMB”), which were not freely convertible into foreign currencies and the remittance of these funds out of the PRC was subject to exchange control restrictions imposed by the PRC government.  The remaining balances of cash and cash equivalents denominated in United States dollars and Hong Kong dollars were 17% and 26% respectively.

OmniaLuo, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.           Summary of significant accounting policies (Cont’d)

Allowance of doubtful accounts

The Company establishes an allowance of doubtful accounts based on management’s assessment of the collectibility of trade receivables.  A considerable amount of judgment is required in assessing the amount of the allowance and the Company considers the historical level of credit losses and applies percentages to aged receivables categories.  The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future.  If the financial condition of the customers is to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

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

Based upon the aforementioned criteria, the management has determined that allowance of doubtful accounts amounting to $13,023 and $8,656 was required as of December 31, 2008 and 2007 respectively.

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined on a FIFO basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition.

The Company estimates net realizable value of inventories based on intended use, current market value and inventory ageing analysis.  The Company writes down the inventories for estimated obsolescence or unmarketable inventories equivalent to the difference between the cost of inventories and the estimated market value based upon assumptions about future demand and market conditions.

(Recovery of) provision for obsolete inventories of $(65,456) and $77,676 were (credited) charged to statements of operations during the years ended December 31, 2008 and 2007 respectively.

OmniaLuo, Inc.
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

Impairment of long-lived assets

Long-lived assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  The Company recognizes impairment of long-lived assets in the event that the net book values of such assets exceed the future undiscounted cash flows attributable to such assets.  During the reporting periods, the Company did not identify any indicators that would require testing for impairment.

Revenue recognition

Revenue is recognized when it is probable that the economic benefits will flow to the Company and when the revenue can be measured reliably, on the following basis :

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

Advertising expenses amounting to $186,377 and $17,448 for the years ended December 31, 2008 and 2007 respectively were included in selling and marketing expenses.

Transportation expenses amounting to $31,051 and $26,999 for the years ended December 31, 2008 and 2007 respectively were included in selling and marketing expenses.

OmniaLuo, Inc.
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

Comprehensive income

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  Components of comprehensive income include net income/loss and foreign currency translation adjustments.

Foreign currency translation

The functional currency of the Company and its subsidiaries includes United States dollars (“US$”) and Renminbi (“RMB”).  The Company and its subsidiaries maintain their respective financial statements in the functional currency.  Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date.  Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction.  Exchange gains or losses arising from foreign currency transactions are included in the determination of net income/loss for the respective periods.

OmniaLuo, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.           Summary of significant accounting policies (Cont’d)

Foreign currency translation (cont’d)

For financial reporting purposes, the financial statements of the subsidiaries which are prepared using RMB have been translated into US$.  Assets and liabilities are translated at the exchange rates at the balance sheet date and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates.  Any translation adjustments resulting are not included in determining net income/loss but are included in foreign currency translation adjustments to accumulated other comprehensive income, a component of stockholders’ equity.  The exchange rates in effect as of December 31, 2008 and 2007 were RMB1 for $0.1467 and $0.1371 respectively. The average exchange rates for the years ended December 31, 2008 and 2007 were RMB1 for $0.1442 and $0.1317 respectively. There was no significant fluctuation in the exchange rates for conversion of RMB to US$ after the balance sheet date.

Fair value of financial instruments

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements; however, the standard will impact how other fair value based GAAP is applied.  Subsequently, the FASB issued FSP FAS 157-2 which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company adopted SFAS 157 on January 1, 2008. The adoption of SFAS 157 did not impact the Company’s financial position, results of operations or cash flows.

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

Basic and diluted earnings per share

The Company reports basic earnings per share in accordance with SFAS No. 128, “Earnings Per Share”.  Basic earnings per share is computed using the weighted average number of shares outstanding during the periods presented.  The weighted average number of shares of the Company represents the average number of common stock outstanding during the reporting periods.

Diluted earnings per share are computed using the sum of weighted average number of shares outstanding and dilutive potential shares outstanding during the periods presented.  During the year ended December 31, 2008, dilutive potential shares included warrants issued to investors.

OmniaLuo, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.           Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  The fair value option may be elected on an instrument-by-instrument basis, with few exceptions.  SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities.  The requirements of SFAS 159 are effective for the Company’s fiscal year beginning January 1, 2008.  The Company did not elect the fair value option described in SFAS 159 for financial instruments and certain other items.

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The guidance will become effective for the fiscal year beginning after December 15, 2008.  The management is in the process of evaluating the impact that SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51”.  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The guidance will become effective for the fiscal year beginning after December 15, 2008.  The management is in the process of evaluating the impact that SFAS 160 will have on the Company’s financial statements upon adoption.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an Amendment to FASB Statement 133”.  SFAS 161 provides new disclosure requirements for an entity’s derivative and hedging activities.  SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008.  The management is in the process of evaluating the impact that SFAS 161 will have on the Company’s financial statements upon adoption.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP.  SFAS 162 is effective on November 15, 2008.  The adoption of the statement did not result in a change in the Company’s current practices.

OmniaLuo, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

4.           Finance costs
	Year ended December 31,
	2008	2007

Interest expenses	$-	$2,532
Bank charges and net exchange loss	40,821	36,270

	$40,821	$38,802

5.           Income taxes

United States

The Company is subject to the United States of America Tax law at tax rate of 34%.  It has no assessable profit for both years ended December 31, 2008 and 2007.  The Company has not provided deferred taxes on undistributed earnings of its non-U.S. subsidiaries as of December 31, 2008 and 2007, as it was the Company’s current policy to reinvest these earnings in non-U.S. operations.

BVI

Omnia BVI was incorporated in the BVI and, under the current laws of the BVI, is not subject to income tax.

PRC

Oriental Fashion is subject to the PRC Enterprise Income Tax (“EIT”).

As Oriental Fashion was a wholly-foreign owned enterprise engaged in manufacture industry which was duly approved by the PRC tax authority, it was entitled to two years’ exemption, from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by 50% tax reduction for the immediate next three calendar years.  This tax holiday commenced in the fiscal financial year 2007.

On March 16, 2007, the National People’s Congress of the PRC determined to adopt the New corporate income tax law (the “ New CIT Law”).  The New CIT Law unifies the application scope, tax rates, tax deduction and preferential policy for both domestic enterprises (“DE”) and foreign investment enterprises (“FIE”).  The applicable tax rate of DE and FIE will be 25% after their preferential tax holidays and the transition period have ended.  During the transition period, tax rates for the subject entities are 18%, 20%, 22% and 24% for the calendar years 2008, 2009, 2010 and 2011, respectively, before the application of applicable tax holidays or other tax preferences.

By virtue of the New CIT Law, Oriental Fashion was subject to EIT rate of 18% during 2008, with full tax exemption.  During 2007, Oriental Fashion was subject to EIT at 27% of which 24% was for national tax and 3% was for local tax of the assessable profit. Pursuant to the relevant PRC tax laws and regulations, Oriental Fashion enjoyed a preferential income tax rate of 15% since it operated in the Shenzhen Special Economic Zone of the PRC.

OmniaLuo, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

5.           Income taxes (Cont’d)

The effective income tax differs from the PRC EIT tax rate of 18% and 15% for the years ended December 31, 2008 and 2007 respectively, as follows:

	Year ended December 31,
	2008	2007

Provision for income taxes at 18% (2007 : 15%)	$186,962	$(164,323)
Non-deductible items for tax	264,408	532,021
Tax holiday	(451,370)	(367,698)

	$-	$-

During the years ended December 31, 2008 and 2007, the amount of benefit from tax holiday was $451,370 and $367,698 respectively and the effect on earnings per share was both $0.02 respectively.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”.  This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.  The Company adopted FIN 48 on January 1, 2007.  The management evaluated the Company’s tax positions and considered that no additional provision for uncertainty in income taxes was necessary as of December 31, 2008.

6.           Earnings (loss) per share - basic and diluted

The following table sets forth the computation of basic and diluted earnings (loss) per share (“EPS”) for the years presented:

	Year ended December 31,
	2008	2007
Numerator:
Net income (loss)	$1,038,676	$(1,095,484)

Denominator:
Weighted average number of shares used to
compute basic EPS	22,840,000	21,993,753
Dilutive potential shares from assumed exercise
of warrants	1,215	-

Weighted average number of shares used to
compute diluted EPS	22,841,215	21,993,753

Earnings (loss) per share - Basic	$0.05	$(0.05)

Earnings (loss) per share - Diluted	$0.05	$(0.05)

All share and per share data have been adjusted to reflect the recapitalization of the Company in the RTO.

OmniaLuo, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

7.           Trade receivables
	As of December 31,
	2008	2007

Trade receivables	$2,212,779	$1,582,300
Allowance of doubtful accounts	(13,023)	(8,656)

	$2,199,756	$1,573,644

An analysis of the allowance of doubtful accounts for the years ended December 31, 2008 and 2007 are as follows:

	Year ended December 31,
	2008	2007

Balance at beginning of year	$8,656	$-
Addition of bad debt expense, net	3,696	8,313
Translation adjustments	671	343

Balance at end of year	$13,023	$8,656

8.           Inventories
	As of December 31,
	2008	2007

Raw materials	$153,303	$55,320
Work in progress	-	29,955
Finished goods	6,327,247	2,598,257

	6,480,550	2,683,532
Allowance for obsolete inventories	(19,929)	(80,879)

	$6,460,621	$2,602,653

9.           Other receivables and deposits
	As of December 31,
	2008	2007

Other receivables	$74,154	$-
Rental, utilities and other deposits	227,060	100,460
Trade deposits to suppliers	3,984,005	1,894,769

	$4,285,219	$1,995,229

OmniaLuo, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

10.           Property and equipment, net
	As of December 31,
	2008	2007

Office equipment and computers	$869,424	$375,048
Machinery	15,466	14,454
Leasehold improvements	542,469	455,052
Motor vehicles	18,558	17,343

	1,445,917	861,897
Accumulated depreciation	(361,628)	(137,216)

Property and equipment, net	$1,084,289	$724,681

Depreciation for the years ended December 31, 2008 and 2007 was $211,915 and $129,678 respectively.

During the year ended December 31, 2008, property and equipment with aggregate carrying amount of $3,583 were disposed of at considerations of $4,319, resulting in a gain of $736.  There was no disposal during the year ended December 31, 2007.

11.           Trademarks

Oriental Fashion, currently owns four trademarks, namely “Omnialuo”, “Omnialo”, “歐柏蘭羅” and “歐柏蘭奴” which were registered in the PRC. These trademarks were transferred to the subsidiary from a major stockholder of the Company for nil consideration during 2006.

12.           Secured bank loan

The bank loan is denominated in RMB and repayable within one year.  It carries interest at 7.623% per annum.

The bank loan is (i) guaranteed by Ms. Zheng Luo, who did not receive any compensation for acting as guarantor; and (ii) secured by a guarantee put up by a guaranty company, which received $8,649 from the Company for issuing the guarantee .

13.           Loans from stockholders

Certain stockholders extended loans to the Company in 2006, which were interest-free, unsecured and repayable on demand.  The Company repaid $6,242 to the stockholders in 2008.

OmniaLuo, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

14.	Other payables, deposits received and accrued expenses

	As of December 31,
	2008	2007

Other payables and accruals	$247,754	$135,558
Amounts due to partners of co-owned stores	324,347	-
Receipt in advance from customers	1,754,379	594,678
Deposits received	783,220	432,931
Value-added taxes payable	686,258	205,723

	$3,795,958	$1,368,890

15.           Make good escrow agreement

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

As overall segment profit (before unallocated expenses relating to the reverse acquisition, the 2007 Private Placement and related SEC resale registration totaling $970,320, but less other unallocated general and administrative expenses of $2,098 relating to corporate operations, not included in the segment information) for the year ended December 31, 2007 was $2,176,827, the Company achieved the net income threshold for the fiscal year 2007 and 50% of the Escrow Shares were released back to Ms. Luo and the other stockholder.  Since Ms. Luo is also the director and chief executive officer of the Company, the release of shares from escrow to her constituted a compensatory plan and was treated as an expense for the amount of the market value of the shares as of the date the performance goals were met, i.e. December 31, 2007.

OmniaLuo, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

15.           Make good escrow agreement (Cont’d)

The Company’s common stock began trading on the Over-the-Counter Bulletin Board on January 10, 2008.  The per share closing price of the Company’s common stock on January 10, 2008 of  $1.5 was used to calculate the compensation expense.  The total expense recognized for the fiscal year 2007 was $2,299,893.

During the year ended December 31, 2008, the Company’s net income (before unallocated expenses relating to the reverse acquisition, the 2007 Private Placement and related SEC resale registration totaling $698,257), was $2,151,132, before the make good provision of $414,199.  Accordingly, the Company fails to report the net income threshold for the fiscal year 2008 and the Escrow Shares relating to the 2008 performance threshold will be released to the investors, Ms. Luo and another stockholder pursuant to the agreed terms and formula.

767,035 and 119,999 shares of the Escrow Shares will be released back to Ms. Luo and the other stockholder.  The release of shares from escrow to Ms. Luo constitutes a compensatory plan.  The per share closing price of the Company’s common stock on December 31, 2008 of $0.54 was used to calculate the compensation expenses.  The total expenses recognized for the fiscal year 2008 is $414,199.

The release of shares from escrow to the other stockholder does not constitute a compensatory plan as this stockholder did not hold and currently does not hold any position in the Company and has no relationship to the Company other than as a stockholder.

The release of shares held in escrow to the investors constitutes a donation from Ms. Luo and the other stockholder to the Company.

16.           Commitments and contingencies

Operating lease arrangements

The Company leases office premises and showrooms under various non-cancelable operating lease agreements that expire at various dates through years 2009 to 2013.  The minimum future commitments payable under these agreements as of December 31, 2008 was $1,011,423.

Payable in:
2009	$397,567
2010	360,660
2011	176,010
2012	41,166
2013	36,020

$1,011,423

Rental expenses under operating leases were $462,658 and $227,602 for the years ended December 31, 2008 and 2007 respectively.

OmniaLuo, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

17.           Statutory reserve

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

18.           Defined contribution plan

The Company’s subsidiary has a defined contribution plan for all its qualified employees in the PRC.  The Company’s subsidiary and its employees are each required to make contributions to the plan at the rates specified in the plan.  The only obligation of the Company’s subsidiary with respect to retirement scheme is to make the required contributions under the plan.  No forfeited contribution is available to reduce the contribution payable in future years.  The defined contribution plan contributions were charged to the consolidated statements of operations.  The Company’s subsidiary contributed $25,644 and $15,197 for the years ended December 31, 2008 and 2007 respectively.

19.           Stock option plan

On April 23, 2008, the board of directors adopted the 2008 Equity Incentive Plan (the “Plan”).  The purposes of the Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants, and to promote the success of the Company’s business.  The maximum aggregate number of shares that may be issued under the Plan is 5,000,000 shares.

No option was granted during the year ended December 31, 2008.

20.           Related party transactions

Apart from the transactions and information as disclosed in notes 12 and 13 to the consolidated financial statements, the Company had the following material transactions with Yin Hu Company and Shenzhen Oumeng Industrial Co., Ltd. (“Oumeng”) during the reporting periods:

	Year ended December 31,
	2008	2007

Purchase of finished goods from Yin Hu Company	$-	$1,185,895
Subcontracting charges paid to Yin Hu Company	-	389,234
Purchase of finished goods from Oumeng	$540,900	$1,451,699

OmniaLuo, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

20.           Related party transactions (Cont’d)

Certain of the Company’s principal stockholders were also principal shareholders of Oumeng during the reporting period and a director of Oriental Fashion, who is also the spouse of a principal stockholder of the Company and director of Oriental Fashion, managed part of the business of Oumeng during the reporting periods.  A principal stockholder of the Company was also a principal shareholder of Yin Hu Company during part of year 2007.  Therefore, Oumeng and Yiu Hu Company are deemed to have been under common control with the Company during the reporting periods and year 2007 respectively.

The Company has advised that it believes the terms obtained and consideration paid in connection with the transactions described above were no less favorable than those that would have been obtained by the Company in arm’s-length transactions with an unrelated party.

21.           Segment information

The Company uses the “management approach” in determining reportable operating segments.  The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments.  Management, including the chief operating decision maker, reviews the operating results of retail sales (including Company-owned and co-owned stores) and sales to distributors and as such, the Company has determined that it has two operating segments as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”.

	Retail sales		Sales to distributors		Total
	2008	2007	2008	2007	2008	2007

Revenue from external customers	$5,286,221	$1,849,765	$6,616,183	$6,025,992	$11,902,404	$7,875,757
Gross profit	3,269,155	1,110,490	3,794,963	3,140,781	7,064,118	4,251,271
Interest income	5,444	1,075	6,813	3,506	12,257	4,581
Interest expenses	-	595	-	1,937	-	2,532
Depreciation	100,797	36,109	111,118	93,569	211,915	129,678
Segment profit	210,750	137,294	2,343,175	2,039,533	2,553,925	2,176,827
Segment assets	6,550,246	3,195,679	8,198,225	5,663,133	14,748,471	8,858,812
Expenditure for segment assets	$231,155	$168,369	$289,311	$641,073	$520,466	$809,442

OmniaLuo, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

21.           Segment information (Cont’d)

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information:

	Year ended December 31,
	2008	2007

Total consolidated revenues	$11,902,404	$7,875,757

Total profit for reportable segments	$2,553,925	$2,176,827
Unallocated amounts relating to operations:
Other income	21	1,066
General and administrative expenses	(1,101,071)	(973,484)
Make good provision	(414,199)	(2,299,893)

Income (loss) before income taxes	$1,038,676	$(1,095,484)

	As of December 31,
	2008	2007

Assets
Total assets for reportable segments	$14,748,471	$8,858,812
Cash and cash equivalents	535,411	1,121,110

	$15,283,882	$9,979,922

All of the Company’s long-lived assets and customers are located in the PRC.  Accordingly, no geographic information is presented.