Form 10-Q
period 2009-03-31
OmniaLuo, Inc.
filed 2009-05-15
CIK 1161550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarter Ended March 31, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock, $.01 par value per share, as of May 12, 2009, was 22,840,000.

OMNIALUO, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Part I. Financial Information

Item 1. Financial Statements

OmniaLuo, Inc.

Condensed Consolidated Financial Statements
For the three months ended March 31, 2009 and 2008
(Stated in US dollars)

OmniaLuo, Inc.
Condensed Consolidated Financial Statements
For the three months ended March 31, 2009 and 2008
Index to Condensed Consolidated Financial Statements

Pages
Condensed Consolidated Statements of Income and Comprehensive Income	1

Condensed Consolidated Balance Sheets	2

Condensed Consolidated Statements of Cash Flows	3

Notes to Condensed Consolidated Financial Statements	4 - 15

OmniaLuo, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Stated in US Dollars)

	Three months ended March 31, (Unaudited)
	2009	2008

Revenues - Note 3	$2,923,788	$2,544,186
Cost of revenues	(1,370,697)	(1,078,267)

Gross profit	1,553,091	1,465,919

Expenses
General and administrative expenses	502,468	524,160
Depreciation	70,351	41,892
Selling and marketing expenses	652,085	419,846

	1,224,904	985,898

Income from operations	328,187	480,021
Interest income	7,046	5,831
Other income	21,274	2,245
Finance costs	(17,708)	(8,652)

Income before income taxes	338,799	479,445

Income taxes - Note 4	(58,680)	-

Net income	$280,119	$479,445

Other comprehensive (loss) income
Foreign currency translation adjustments	(13,829)	307,241

Comprehensive income	$266,290	$786,686

Earnings per ordinary share - Note 5
- Basic	$0.01	$0.02

- Diluted	$0.01	$0.02

Weighted average number of shares outstanding
- Basic	22,840,000	22,840,000

- Diluted	22,840,000	23,584,285

See the accompanying notes to condensed consolidated financial statements.

OmniaLuo, In
Condensed Consolidated Balance Sheets
As of March 31, 2009 and December 31, 2008
(Stated in US Dollars)

	As of	As of
	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$1,220,123	$1,253,997
Trade receivables, net	2,439,993	2,199,756
Inventories, net - Note 6	6,165,253	6,460,621
Other receivables and deposits - Note 7	3,853,525	4,285,219

Total current assets	13,678,894	14,199,593
Property and equipment, net - Note 8	1,013,039	1,084,289

TOTAL ASSETS	$14,691,933	$15,283,882

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Secured bank loan - Note 10	$351,600	$440,100
Trade payables	644,890	734,077
Loan from a stockholder - Note 11	72,732	8,052
Income tax payable	58,676	-
Other payables, deposits received and accrued expenses
- Note 12	2,832,947	3,795,958

Total current liabilities	3,960,845	4,978,187

TOTAL LIABILITIES	3,960,845	4,978,187

COMMITMENTS AND CONTINGENCIES - Note 13

STOCKHOLDERS’ EQUITY
Common stock: par value $0.01 per share
Authorized 40,000,000 shares; issued and outstanding
22,840,000 shares	228,400	228,400
Preferred stock: par value $0.01 per share
Authorized 10,000,000 shares; none issued and outstanding	-	-
Additional paid-in capital	9,052,692	8,893,589
Statutory reserve	567,209	512,709
Accumulated other comprehensive income	820,002	833,831
Retained earnings (accumulated deficit)	62,785	(162,834)

TOTAL STOCKHOLDERS’ EQUITY	10,731,088	10,305,695

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,691,933	$15,283,882

See the accompanying notes to condensed consolidated financial statements.

OmniaLuo, Inc.
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2009 and 2008
(Stated in US Dollars)

	Three months ended March 31, (Unaudited)
	2009	2008
Cash flows from operating activities
Net income	$280,119	$479,445
Adjustment to reconcile net income to net cash used in
operating activities:
Depreciation	70,351	41,892
Income taxes	58,680	-
Allowance for (Recovery of) doubtful accounts	7,033	(2,996)
Share-based compensation	159,103	-
Changes in operating assets and liabilities:
Trade receivables	(250,286)	358,636
Inventories	286,580	(1,083,001)
Other receivables and deposits	425,881	(203,243)
Trade payables	(88,192)	101,437
Other payables, deposits received and accrued expenses	(958,857)	(81,755)

Net cash flows used in operating activities	(9,588)	(389,585)

Cash flows from investing activities
Acquisition of property and equipment	(574)	(2,370)

Net cash flows used in investing activities	(574)	(2,370)

Cash flows from financing activities
Repayment of bank loans	(87,906)	-
Loan from a stockholder	64,684	-

Net cash flows used in financing activities	(23,222)	-

Effect of foreign currency translation on cash and cash equivalents	(490)	68,781

Net decrease in cash and cash equivalents	(33,874)	(323,174)

Cash and cash equivalents - beginning of period	1,253,997	3,083,715

Cash and cash equivalents - end of period	$1,220,123	$2,760,541

Supplemental disclosure for cash flow information
Interest paid	$12,910	$-
Income taxes paid	$-	$-

See the accompanying notes to condensed consolidated financial statements.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2009 and 2008 (Unaudited)
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

Concurrently with the consummation of the RTO, the Company issued 4,920,000 shares of its common stock and five-year warrants to purchase an aggregate of 4,920,000 shares of the Company’s common stock at $1.5625 per share for an aggregate purchase price of $6.15 million, to a total of 38 investors in a private placement (the “2007 Private Placement”).  In connection with this private placement, the Company issued five-year warrants to purchase 492,000 shares of the Company’s common stock at $1.5625 per share to Keating Securities, LLC (“Keating Securities”), as a financial advisory fee in partial consideration of their services in connection with the private placement.  Prior to the consummation of the RTO and the 2007 Private Placement, the Company was deemed to have been an affiliate of Keating Securities by reason of the ownership of shares of the Company’s common stock by principals and executives of Keating Securities.  The warrants issued to the investors and Keating Securities have been classified in equity and were outstanding as of March 31, 2009.

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
For the three months ended March 31, 2009 and 2008 (Unaudited)
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

292,752 warrants were issued in exchange for the BVI Warrants.  Their exercise price is subject to adjustment for share subdivisions, share combinations, mergers or consolidation.  These warrants have been classified in equity and were outstanding as of March 31, 2009.

The Company’s common stock issuable under the aforementioned agreements were included in the 16,800,000 shares of the Company’s common stock issued in relation to the RTO as detailed in note 1(b) to the condensed consolidated financial statements.

2.	Description of business

Following the RTO, the Company commenced to be engaged in the design, marketing, distribution and sales of women’s apparel under the brand names of “OMNIALUO” and “OMNIALO” (collectively referred to herein as the “OMNIALUO Brands”) through a network of over 165 retail stores across the PRC as of March 31, 2009.  The Company offers a complete line of business casual women’s wear, including bottoms, tops and outerwear, as well as accessories.

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
For the three months ended March 31, 2009 and 2008 (Unaudited)
(Stated in US Dollars)

3.	Summary of significant accounting policies

Basis of presentation

The accompanying condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim consolidated financial information.  Accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month period have been made.  Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year.  These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10K as filed with the Securities and Exchange Commission on March 31, 2009.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade receivables.  As of March 31, 2009, the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, Hong Kong and the United States, which management believes are of high credit quality.  With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition.  The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

During the reporting periods, there was no customer who contributed 10% or more to the Company’s condensed consolidated revenue.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2009 and 2008 (Unaudited)
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Stock-based compensation

The Company adopted the provisions of SFAS 123R, which requires the use of the fair value method of accounting for share-based compensation. Under the fair value based method, compensation cost related to employee stock options or similar equity instruments which are equity-classified awards, is measured at the grant date based on the value of the award and is recognized over the requisite service period, which is usually the vesting period. SFAS 123R also requires measurement of cost of a liability-classified award based on its current fair value.

Fair value of share options granted is determined using the Black-Scholes model. Under this model, certain assumptions, including the risk-free interest rate, the expected life of the options and the estimated fair value of the Company’s common stock and the expected volatility, are required to determine the fair value of the options. If different assumptions had been used, the fair value of the options would have been different from the amount the Company computed and recorded, which would have resulted in either an increase or decrease in the compensation expense.

Fair value of financial instruments

The Company considers the carrying values reported in the condensed consolidated balance sheet for current assets and current liabilities qualifying as financial instruments approximate their fair values due to the short-term maturity of such instruments.

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

Diluted earnings per share are computed using the sum of weighted average number of shares outstanding and dilutive potential shares outstanding during the periods presented.  During the three months ended March 31, 2009, there were no dilutive potential shares.  During the three months ended March 31, 2008, dilutive potential shares included warrants issued to investors and Keating Securities.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2009 and 2008 (Unaudited)
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement has no material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS No. 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement has no material effect on the Company's financial statements.

In April 2009, the FASB issued three FASB Staff Positions (FSP’s) to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.  FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157. FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures.  FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.  These three FSP’s are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 31, 2009.  The management is in the process of evaluating the impact these FSP’s will have on the Company’s financial statements upon adoption.

4.	Income taxes

United States

The Company is subject to the United States of America Tax law at tax rate of 34%.  It has no assessable profit for both periods ended March 31, 2009 and 2008.  The Company has not provided deferred taxes on undistributed earnings of its non-U.S. subsidiaries as of March 31, 2009 and 2008, as it was the Company’s current policy to reinvest these earnings in non-U.S. operations.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2009 and 2008 (Unaudited)
(Stated in US Dollars)

4.	Income taxes (Cont’d)

BVI

Omnia BVI was incorporated in the BVI and, under the current laws of the BVI, is not subject to income tax.

PRC

Oriental Fashion is subject to the PRC Enterprise Income Tax (“EIT”).  As Oriental Fashion was a wholly-foreign owned enterprise engaged in manufacture industry which was duly approved by the PRC tax authority, it was entitled to two years’ exemption, from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by 50% tax reduction for the immediate next three calendar years.  This tax holiday commenced in the fiscal financial year 2007.  Oriental Fashion was subject to EIT rate of 10% during the three months ended March 31, 2009.

5.	Earnings per share - basic and diluted

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the periods presented:

	Three months ended March 31, (Unaudited)
	2009	2008
Numerator:
Net income	$280,119	$479,445

Denominator:
Weighted average number of shares used to
compute basic EPS	22,840,000	22,840,000
Dilutive potential shares from assumed exercise
of warrants	-	744,285

Weighted average number of shares used to
compute diluted EPS	22,840,000	23,584,285

Earnings per share - Basic	$0.01	$0.02

Earnings per share - Diluted	$0.01	$0.02

5,704,752 warrents issued to investors and Keating Securities, and 1,369,840 shares of options granted to the Company’s director and employees outstanding as of March 31, 2009 had not been included in the computation of diluted earning per share for the three-month period then ended because to do so would have an anti-dilutive effect.  Accordingly, the basic and diluted earnings per share for the period ended March 31, 2009 are the same.

5,704,752 warrents issued to investors and Keating Securities outstanding as of March 31, 2008 have been included in the computation of diluted earning per share for the three-month period then ended.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2009 and 2008 (Unaudited)
(Stated in US Dollars)

6.	Inventories

	As of	As of
	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Raw materials	$167,262	$153,303
Work in progress	316,802	-
Finished goods	5,701,090	6,327,247

	6,185,154	6,480,550
Allowance for obsolete inventories	(19,901)	(19,929)

	$6,165,253	$6,460,621

7.	Other receivables and deposits

	As of	As of
	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Other receivables	$93,171	$74,154
Rental, utilities and other deposits	210,667	227,060
Trade deposits to suppliers	3,549,687	3,984,005

	$3,853,525	$4,285,219

8.	Property and equipment, net

	As of	As of
	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Office equipment and computers	$868,813	$869,424
Machinery	15,445	15,466
Leasehold improvements	541,730	542,469
Motor vehicles	18,532	18,558

	1,444,520	1,445,917
Accumulated depreciation	(431,481)	(361,628)

Property and equipment, net	1,013,039	$1,084,289

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2009 and 2008 (Unaudited)
(Stated in US Dollars)

9.	Trademarks

Oriental Fashion, currently owns four trademarks, namely “Omnialuo”, “Omnialo”, “歐柏蘭羅” and “歐柏蘭奴” which were registered in the PRC. These trademarks were transferred to the subsidiary from a major stockholder of the Company for nil consideration during 2006.

10.	Secured bank loan

The bank loan is denominated in Renminbi and repayable within one year.  It carries interest at 7.623% per annum.

The bank loan is (i) guaranteed by Ms. Zheng Luo, who did not receive any compensation for acting as guarantor; and (ii) secured by a guarantee put up by a guaranty company.

11.	Loan from a stockholder

Stockholder extended loan to the Company in 2006, which were interest-free, unsecured and repayable on demand. The stockholder advanced $64,684 to the Company during the three months ended March 31, 2009.

12.	Other payables, deposits received and accrued expenses

	As of	As of
	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Other payables and accruals	$214,917	$247,754
Amounts due to partners of co-owned stores	343,614	324,347
Receipt in advance from customers	1,333,720	1,754,379
Deposits received	663,650	783,220
Value-added taxes payable	277,046	686,258

	$2,832,947	$3,795,958

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2009 and 2008 (Unaudited)
(Stated in US Dollars)

13.	Stock option plan

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

Pursuant to the Plan, on January 6, 2009, the Company granted options to purchase 735,200 and 137,040 shares of common stock with an exercise price of $0.6 and $1.25 per share respectively to a director and several employees of the Company.  In accordance with the vesting provisions of the grants, 50% of the options were vested on the date of grant and 12.5% thereafter on each of the following March 31, June 30, September 30 and December 31, until fully vested. The options granted expire in ten years after the date of grant or are exercisable for 36 months after the optionee ceases to be a service provider to the Company.

Pursuant to the Plan, on January 20, 2009, the Company granted options to purchase 497,600 shares of common stock with an exercise price of $0.6 per share to a director and several employees of the Company.  In accordance with the vesting provisions of the grants, 50% of the options will be vested on the first anniversary date of the date of grant and 12.5% thereafter on each of the following March 31, June 30, September 30 and December 31, until fully vested. The options granted expire in ten years after the date of grant or are exercisable for 36 months after the optionee ceases to be a service provider to the Company.

A summary of share option plan activity for the three months ended March 31, 2009 is presented below:

		Average
		exercise	Remaining	Aggregate
	Number of	price	contractual	intrinsic
	shares	per share	term	value
Outstanding as of January 1, 2009	-	$-
Granted	1,369,840	0.67
Exercised/Forfeited/Cancelled	-	-

Outstanding as of March 31, 2009	1,369,840	$0.67	9.75 years	$-

Exercisable as of March 31, 2009	545,150	$0.70	9.75 years	$-

Aggregate intrinsic value represents the value of the Company’s closing stock price on March 31, 2009 of $0.33 in excess of the exercise price multiplied by the number of options outstanding or exercisable.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2009 and 2008 (Unaudited)
(Stated in US Dollars)

13.	Stock option plan (Cont’d)

The weighted average grant-date fair value of options granted on January 6, 2009 and January 20, 2009 was $0.27 and $0.32 per share respectively. The Company recorded non-cash share-based compensation expense of $159,103 for the three months ended March 31, 2009, in respect of share options granted on January 6, 2009 and January 20, 2009, which was allocated to general and administrative expenses.

The fair value of the above option awards granted on January 6, 2009 and January 20, 2009 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	119.66%
Expected dividends	Nil
Expected life	1.5 years - 2 years
Risk-free interest rate	1%

As of March 31, 2009, there were unrecognized compensation costs of $228,285 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 0.81 year.

14.	Commitments and contingencies

Operating lease arrangements

The Company leases office premises and showrooms under various non-cancelable operating lease agreements that expire at various dates through years 2008 to 2013.  The minimum future commitments payable under these agreements as of March 31, 2009 and December 31, 2008 were $752,012 and $1,011,423 respectively.

Rental expenses under operating leases were $112,656 and $89,556 for the three months ended March 31, 2009 and 2008 respectively.

15.	Defined contribution plan

The Company’s subsidiary has a defined contribution plan for all its qualified employees in the PRC.  The Company’s subsidiary and its employees are each required to make contributions to the plan at the rates specified in the plan.  The only obligation of the Company’s subsidiary with respect to retirement scheme is to make the required contributions under the plan.  No forfeited contribution is available to reduce the contribution payable in future years.  The defined contribution plan contributions were charged to the consolidated statements of income.  The Company’s subsidiary contributed $12,335 and $5,256 during the three months ended March 31, 2009 and 2008 respectively.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2009 and 2008 (Unaudited)
(Stated in US Dollars)

16.	Related party transactions

Apart from the transactions and information as disclosed in notes 10 and 11 to the condensed consolidated financial statements, the Company had the following material transactions with Shenzhen Oumeng Industrial Co., Ltd. (“Oumeng”) during the reporting periods:

	Three months ended March, 31 (Unaudited)
	2009	2008
Purchase of finished goods from Oumeng	$-	$298,123

Certain of the Company’s principal stockholders were also principal shareholders of Oumeng during the reporting period and a director of Oriental Fashion, who is also the spouse of a principal stockholder of the Company and director of Oriental Fashion, managed part of the business of Oumeng during the reporting periods.  Therefore, each of Oumeng is deemed to have been under common control with the Company during the reporting periods.

The Company has advised that it believes the terms obtained and consideration paid in connection with the transactions described above were no less favorable than those that would have been obtained by the Company in arm’s-length transactions with an unrelated party.

17.	Segment information

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

	Retail sales		Sales to distributors		Total
	Three months ended		Three months ended		Three months ended
	March 31, (Unaudited)		March 31, (Unaudited)		March 31, (Unaudited)
	2009	2008	2009	2008	2009	2008
Revenues	$1,222,423	$875,272	$1,701,365	$1,668,914	$2,923,788	$2,544,186
Segment (loss) profit	$(236,379)	$110,349	$840,066	$615,363	$603,687	$725,712

	As of	As of	As of	As of	As of	As of
	March 31,	December 31,	March 31,	December 31,	March, 31	December 31,
	2009	2008	2009	2008	2009	2008
	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)	(Audited)
Segment assets	$5,947,441	$6,550,246	$8,277,635	$8,198,225	$14,225,076	$14,748,471

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2009 and 2008 (Unaudited)
(Stated in US Dollars)

17.	Segment information (Cont’d)

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information:

	Three months ended March 31, (Unaudited)
	2009	2008
Total consolidated revenue	$2,923,788	$2,544,184

Total income for reportable segments	$603,687	$725,712
Unallocated amounts relating to operations:
Other income	4	-
General and administrative expenses	(264,892)	(246,267)

Income before income taxes	$338,799	$479,445

	As of	As of
	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Assets

Total assets for reportable segments	$14,225,076	$14,748,471
Cash and cash equivalents	466,857	535,411

	$14,691,933	$15,283,882

All of the Company’s long-lived assets and customers are located in the PRC. Accordingly, no geographic information is presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those statements included elsewhere in this Form 10-Q. In addition to the historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission and elsewhere in that Annual Report and in this Quarterly Report.

Except as otherwise specifically stated or unless the context otherwise requires, the "Company", "we," "us," "our," and the "Registrant" refer to, collectively, (i) Omnialuo, Inc. (formerly Wentworth II, Inc.), (ii) Omnialuo BVI, a wholly-owned subsidiary of Omnialuo, Inc. organized under the laws of the British Virgin Islands, and (iii) Oriental Fashion, a wholly-owned subsidiary of Omnialuo BVI organized under the laws of the People’s Republic of China (the “PRC).

Overview

OmniaLuo, Inc. is a holding company that conducts all of its business operations through its direct wholly-owned subsidiary, Omnia BVI, established in August 2006, and Omnia BVI’s Chinese subsidiary, Shenzhen Oriental Fashion Co., Ltd., (“Oriental Fashion”), established in September 2006. Oriental Fashion designs, develops, markets and distributes women’s apparel under the brand names of OMNIALO and OMNIALUO through its network of retail stores across the People’s Republic of China (“PRC” or “China”), which consisted of  196 stores as of March 31, 2008, and 165 stores as of March 31, 2009 in 29 provinces throughout China. Until our acquisition of Omnia BVI on October 9, 2007, our operations were very limited.

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

We conduct all of our business operations through our indirectly wholly-owned operating subsidiary Oriental Fashion

Store opening strategy and its result as of March 31, 2009

One of our growth strategies is expanding store numbers whilst enlarging sales revenue. Since our formation in the third quarter of 2006, we have continued to open new stores.  By March 31, 2008, we had opened 196 stores. As of October 31, 2008, we had 245 stores altogether. However, as a result of the global economic recession and the decrease in Chinese consumer spending, particularly in the fourth quarter 2008, we were forced to close certain stores that did not make their pre-determined sales requirements. We believe that it was necessary to remove non-performers from an otherwise strong network of retail outlets. While formerly on pace to meets our goal of 250 stores by year-end 2008, it became necessary in the fourth quarter to cease pursuit of this goal and trim store count for the long-term good of the Company. As such, we closed 37stores in last November and December, and by December 31, 2008, there were 208 stores remaining.

In the first quarter of 2009, additional stores that did not meet performance requirements were subsequently closed. As of March 31, 2009, we had 165 total stores, including 27 company-owned stores, 31 co-owned stores and 107 independent distributor stores. The total store count is still subject to change based on prevailing market conditions. We also plan to open new stores as the consumer market improves.

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

Results of Operations for the three months ended March 31, 2009 and 2008

Since our formation in the third quarter of 2006, we have focused on implementing our strategy of building a design and marketing workforce and an independent distributor and retail store sales network to design, develop, market and distribute “fashionable business casual,” our main product line. By March 31, 2009, we had hired and established a design team of 15 designers. By March 31, 2009 we operated or had distribution relationships with 165 stores, comprising 27 Company-owned stores, 31 co-owned stores, and 107 independent distributor stores, compared with 196 such stores as of March 31, 2008.

Sales revenue for the three months ended March 31, 2009 was $2,923,788, compared with $2,544,186 for the three months ended March 31, 2008, reflecting a small increase of sales revenue.

Revenue from sales to distributors for the three months ended March 31, 2009 was $1,701,365 (58.2% of the total sales revenue for the period), representing a 2% increase over revenue from sales to distributors for the three months ended March 31, 2008 of $1,668,914 (65.6% of the total sales revenue for the period).

Revenue from retail sales for the three months ended March 31, 2009, including from Company-owned and co-owned stores, was $1,222,423, (41.8% of the total sales revenue for the period), representing a 40% increase over retail sales for the three months ended March 31, 2008 of $875,272 (34.4%  of the total sales revenue for the period). The increase in retail sales reflected the increase in the average store sales, as we had 58 Company and co-owned stores as of March 31, 2009, compared with 61 such stores as of March 31, 2008.

Overall gross profit for the three months ended March 31, 2009 was $1,553,091 (representing an overall gross profit margin of 53.1%), compared with overall gross profit of $1,465,919 (representing an overall gross profit margin of 57.6%) for the three months ended March 31, 2008. The decrease of gross profit margin was mainly because of discount promotions in most of the shopping malls. During the first quarter of 2009, we were in the middle of the global recession, consumers were unwilling to buy higher end clothes. As a result, most of the shopping malls were forced to deeply discount the merchandise to promote sales, which in turn cut into our overall gross profit margin for the first quarter of 2009.

General and administrative expenses, which include rental expenses for headquarters, salary expenses for management and headquarters staff, and travel and entertainment expenses, were $502,468, which included stock option plan vesting expense of $159,103, for the three months ended March 31, 2009 (17.2% of the total sales revenues) and $524,160 for the three months ended March 31, 2008 (20.6% of the total sales revenues). We made great effort to cut general and administrative expenses in order to cope with the economic recession. We believe that the small decrease of these expenses compared with the same period of 2008 is only temporary. With the economy gradually recovering, we expect that the general and administrative expenses will be kept at a normal level.

Selling and marketing expenses, which include all costs associated with sales, marketing and distribution functions, were $652,085 for the three months ended March 31, 2009 (22.3% of the total sales revenues), compared with $419,846 for the three months ended March 31, 2008 (16.5% of the total sales revenues), reflecting our endeavor to increase our sales and market efforts. We expect the percentage of selling and marketing expenses to sales revenue to remain fairly stable in the near term, and possibly decline slightly over time as revenues increase.

Overall segment profit for the three months ended March 31, 2009 was $603,687, which represented an overall profit segment margin of 20.6%, compared with overall segment profit for the three months ended March 31, 2008 of $725,712, which represented an overall segment profit margin of 28.5%. The lower overall segment profit percentage was mainly due to the increase of selling and marketing expenses and discounting promotional activities in the shopping malls. Segment profit for the three months ended March 31, 2009 on sales to distributors was $840,066, segment profit margin accordingly was 49.4%, while segment loss for the three months ended March 31, 2009 on retail sales (including Company owned and co-owned stores) was $236,379, segment profit margin accordingly was -19.34%. In the first quarter of each year, there are several important festivals, such as New Year and Chinese Spring Festival, during which shopping malls traditionally have significant sales. In the first quarter of this year, due to the global economic recession, our affiliated shopping malls discounted our products more than usual to promote the sales. As a result, the segment profit on retail sales (including Company owned and co-owned stores) was negative.

Income from operations for the three months ended March 31, 2009 was $328,187 (11.2% of the total sales revenues), compared with income from operations for the three months ended March 31, 2008 of $480,021 (18.87% of the total sales revenues), representing a decrease of 31.6% for the reasons described above.

Net income for the three months ended March 31, 2009 was $280,119, compared with $479,445 for the three months ended March 31, 2008, representing a decrease of 41.6% for the reasons described above.

Liquidity and Capital Resources

As of March 31, 2009, the Company’s net cash position was $1,220,123, compared with $1,253,997 as of December 31, 2008. Its working capital was $9,718,049, compared with $9,221,406 as of December 31, 2008.

As of March 31, 2009, inventories was $6,165,253, a decrease of $295,368 (or 4.6%), compared with $6,460,621 as of December 31, 2008.  In 2008, in order to fulfill our net income target of $4.3 million under the make good escrow provisions, we expanded our production and increased our inventory throughout 2008. However, due to the global economic recession, we were not able to sell this large amount of inventory as planned.  Consequently, for the first quarter of 2009, we attempted to reduce this large inventory by stimulating the sale of our products. However, as most of the inventory was for the fall and winter season, we could only reduce our inventory to a limited extent.  As part of our inventory, finished goods amounted to $5,701,090 as of March 31, 2009, representing a decrease of $626,157 compared with $6,327,247 as of December 31, 2008. We still need to cut inventory amount in order to improve our level of cash generated from operations.

As of March 31, 2009, trade receivables were $2,439,993, which was an increase of $240,237 compared with trade receivables of $2,199,756 as of December 31, 2008.

As of March 31, 2009, other receivables and deposits was $3,853,525, which was a decrease of $431,694 compared with $4,285,219 as of December 31, 2008.

Net cash used in operating activities for the three months ended March 31, 2009 was $9,588, compared with net cash used in operating activities of $389,585 for the three months ended March 31, 2008.

The Company’s investing activities to date have consisted mainly of the purchase of property and equipment. For the three months ended March 31, 2009 and 2008, the net use of cash in investing activities was $574 and $2,370, respectively.

The company had a bank loan of $351,600 as of March 31, 2009. This one year term bank loan was guaranteed by Ms. Zheng Luo, who did not receive any compensation for acting as guarantor; this bank loan was also secured by a guarantee put up by a guaranty company.

Our remaining material capital expenditure requirements for the balance of 2009 are approximately $2 million, which will be used for store expansions. We anticipate funding these requirements by bank loan.

We believe that our currently available working capital should be adequate to sustain our operations at our current levels through at least the next 9 months.  Thereafter, based on our current operating plan and our available cash and cash equivalents, we expect that we will need to obtain additional financing in the future through the sale of equity securities, private placements, and loans to fund our cash needs and continue our presently planned operations. However, depending on our future needs and changes and trends in the capital markets affecting our shares and the Company, we may determine to seek additional equity or debt financing in the private or public markets. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us.

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

Pursuant to the Plan, on January 6, 2009, the Company granted options to purchase 735,200 and 137,040 shares of common stock with an exercise price of $0.6 and $1.25 per share respectively to a director and several employees of the Company. Besides, on January 20, 2009, the Company granted another options to purchase 497,600 shares of common stock with an exercise price of $0.6 per share to a director and several employees of the Company.

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

Concentrations of credit risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. As of March 31, 2009, the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, Hong Kong and the United States, which management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

Allowance of doubtful accounts. The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of trade receivables. A considerable amount of judgment is required in assessing the amount of the allowance and the Company considers the historical level of credit losses and applies percentages to aged receivable categories. The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers deteriorates, resulting in their inability to make payments, a larger allowance may be required. Based on the above assessment, during the reporting periods, the management establishes the general provisioning policy to make allowances equivalent to the aging of trade receivables as set forth in the financial statements. Bad debts are written off when identified.

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

Foreign currency translation. The functional currency of the Company and its subsidiaries includes USD and RMB. The Company and its subsidiaries maintain their respective financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income (loss) for the respective periods.

For financial reporting purposes, the financial statements of the subsidiaries which are prepared using RMB have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income(loss), but are included in foreign exchange adjustment to other comprehensive income, a component of shareholders’ equity. The exchange rates was RMB1 for $0.1466 as of March 31, 2009 and RMB1 for $0.1467 as of December 31, 2008; and the average exchange rates for the period ended of March 31, 2009 was RMB1 for $0.1465 and for the period ended of December 31, 2008 was RMB1 for $0.1442 and there is no significant fluctuation in exchange rate for the conversion of RMB to United State dollars after the balance sheet date.

Share-based compensation

The Company adopted the provisions of SFAS 123R, which requires the use of the fair value method of accounting for share-based compensation. Under the fair value based method, compensation cost related to employee stock options or similar equity instruments which are equity-classified awards, is measured at the grant date based on the value of the award and is recognized over the requisite service period, which is usually the vesting period. SFAS 123R also requires measurement of cost of a liability-classified award based on its current fair value.

Fair value of share options granted is determined using the Black-Scholes model. Under this model, certain assumptions, including the risk-free interest rate, the expected life of the options and the estimated fair value of the Company’s common stock and the expected volatility, are required to determine the fair value of the options. If different assumptions had been used, the fair value of the options would have been different from the amount the Company computed and recorded, which would have resulted in either an increase or decrease in the compensation expense.

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

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Zheng Luo and Mr. David Wang, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management concluded that as of March 31, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Controls over Financial Reporting.

During the three months ended March 31, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

OMNIALUO, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNIALUO, INC. (Registrant)

Date: May 15, 2009	/s/ Zheng Luo
Zheng Luo
President & Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2009	/s/ David Wang
David Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)