Form 10-Q
period 2009-06-30
OmniaLuo, Inc.
filed 2009-08-14
CIK 1161550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarter Ended June 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock, $.01 par value per share, as of August 14, 2009, was 22,840,000.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OmniaLuo, Inc.

Condensed consolidated financial statements
For the three and six months ended
June 30, 2009 and 2008
(Stated in US Dollars)

OmniaLuo, Inc.

Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2009 and 2008

Index to Condensed Consolidated Financial Statements

Pages

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income	1

Condensed Consolidated Balance Sheet	2

Condensed Consolidated Statements of Cash Flows	3

Notes to Condensed Consolidated Financial Statements	4 - 17

OmniaLuo, Inc.
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
For the three and six months ended June 30, 2009 and 2008
(Stated in US Dollars)

	Three months ended June 30, (Unaudited)		Six months ended June 30, (Unaudited)
	2009	2008	2009	2008

Revenues	$1,593,049	$3,736,917	$4,516,837	$6,281,103
Cost of revenues	(582,211)	(1,546,811)	(1,952,908)	(2,625,078)

Gross profit	1,010,838	2,190,106	2,563,929	3,656,025

Expenses
General and administrative expenses	412,218	901,126	914,686	1,425,286
Depreciation	70,446	65,851	140,797	107,743
Selling and marketing expenses	624,439	485,240	1,276,524	905,086

	1,107,103	1,452,217	2,332,007	2,438,115

(Loss) income from operations	(96,265)	737,889	231,922	1,217,910
Interest income	255	4,700	7,301	10,531
Other income	14,834	12,611	36,108	14,856
Finance costs	(7,821)	(7,092)	(25,529)	(15,744)

(Loss) income before income taxes	(88,997)	748,108	249,802	1,227,553

Income taxes – Note 4	(13,853)	-	(72,533)	-

Net (loss) income	$(102,850)	$748,108	$177,269	$1,227,553

Other comprehensive (loss) income
Foreign currency translation adjustments	(245)	196,916	(14,074)	504,157

Comprehensive (loss) income	$(103,095)	$945,024	$163,195	$1,731,710

(Loss) earnings per ordinary share - Note 5
Basic	$(0.01)	$0.03	$0.01	$0.05

Diluted	$(0.01)	$0.03	$0.01	$0.05

Weighted average number of shares outstanding
Basic	22,840,000	22,840,000	22,840,000	22,840,000

Diluted	22,840,000	22,867,878	22,840,000	22,897,145

See the accompanying notes to condensed consolidated financial statements

OmniaLuo, Inc.
Condensed Consolidated Balance Sheet
As of June 30, 2009 and December 31, 2008
(Stated in US Dollars)

	As of	As of
	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,029,584	$1,253,997
Trade receivables, net	2,529,932	2,199,756
Inventories, net - Note 6	6,113,212	6,460,621
Other receivables and deposits - Note 7	4,159,776	4,285,219

Total current assets	13,832,504	14,199,593
Property and equipment, net - Note 8	944,633	1,084,289

TOTAL ASSETS	$14,777,137	$15,283,882

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Secured bank loan - Note 10	$263,700	$440,100
Trade payables	694,215	734,077
Loan from a stockholder - Note 11	73,464	8,052
Income tax payable	72,498	-
Other payables, deposits received and accrued expenses - Note 12	2,996,898	3,795,958

Total current liabilities	4,100,775	4,978,187

TOTAL LIABILITIES	4,100,775	4,978,187

COMMITMENTS AND CONTINGENCIES - Note 14

STOCKHOLDERS’ EQUITY

Common stock : par value $0.01 per share
Authorized 40,000,000 shares; issued and
outstanding 22,840,000 shares	228,400	228,400
Preferred stock : par value $0.01 per share
Authorized 10,000,000 shares; none issued and outstanding	-	-
Additional paid-in capital	9,101,061	8,893,589
Statutory reserve	571,912	512,709
Accumulated other comprehensive income	819,757	833,831
Accumulated deficit	(44,768)	(162,834)

TOTAL STOCKHOLDERS’ EQUITY	10,676,362	10,305,695

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,777,137	$15,283,882

See the accompanying notes to condensed consolidated financial statements

OmniaLuo, Inc.
Condensed Consolidated Statements of Cash Flows
For the three and six months ended June 30, 2009 and 2008
(Stated in US Dollars)

	Six months ended June 30, (Unaudited)
	2009	2008

Net income	$177,269	$1,227,553
Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation	140,797	109,238
Exchange gain	(426)	-
Income taxes	72,533	-
Provision of (recovery of) allowance for doubtful accounts	33,637	(456)
Loss (gain) on disposal of property and equipment	386	(104)
Share-based compensation	207,472	-
Changes in operating assets and liabilities
Trade receivables	(366,971)	(407,046)
Inventories	338,762	(1,365,218)
Other receivable and deposits	119,658	(835,374)
Trade payables	(38,879)	140,984
Other payables, deposits received and accrued liabilities	(794,326)	208,079

Net cash flows used in operating activities	(110,088)	(922,344)

Cash flows from investing activities
Proceeds from disposal of property and equipment	322	746
Acquisition of property and equipment	(3,262)	(165,471)

Net cash flows used in investing activities	(2,940)	(164,725)

Cash flow from financing activities
Repayment of bank loan	(175,884)	-
Proceeds from (repayment of) loan from a stockholder	65,444	(6,242)

Net cash flows used in financing activities	(110,440)	(6,242)

Effect of foreign currency translation on cash and cash equivalents	(945)	99,022

Net decrease in cash and cash equivalents	(224,413)	(994,289)

Cash and cash equivalents - beginning of period	1,253,997	3,083,715

Cash and cash equivalents - end of period	$1,029,584	$2,089,426

Supplemental disclosures for cash flow information
Interest paid	$17,983	$-
Income taxes paid	$-	$-

See the accompanying notes to condensed consolidated financial statements

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2009 and 2008 (Unaudited)
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

Concurrently with the consummation of the RTO, the Company issued 4,920,000 shares of its common stock and five-year warrants to purchase an aggregate of 4,920,000 shares of the Company’s common stock at $1.5625 per share for an aggregate purchase price of $6.15 million, to a total of 38 investors in a private placement (the “2007 Private Placement”).  In connection with this private placement, the Company issued five-year warrants to purchase 492,000 shares of the Company’s common stock at $1.5625 per share to Keating Securities, LLC (“Keating Securities”), as a financial advisory fee in partial consideration of their services in connection with the private placement.  Prior to the consummation of the RTO and the 2007 Private Placement, the Company was deemed to have been an affiliate of Keating Securities by reason of the ownership of shares of the Company’s common stock by principals and executives of Keating Securities.  The warrants issued to the investors and Keating Securities have been classified in equity and were outstanding as of June 30, 2009.

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
For the three and six months ended June 30, 2009 and 2008 (Unaudited)
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

2.            Description of business

Following the RTO, the Company commenced to be engaged in the design, marketing, distribution and sales of women’s apparel under the brand names of “OMNIALUO” and “OMNIALO” (collectively referred to herein as the “OMNIALUO Brands”) through a network of over 165 retail stores across the PRC as of June 30, 2009.  The Company offers a complete line of business casual women’s wear, including bottoms, tops and outerwear, as well as accessories.

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
For the three and six months ended June 30, 2009 and 2008 (Unaudited)
(Stated in US Dollars)

3.            Summary of significant accounting policies

Basis of presentation

The accompanying condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim consolidated financial information.  Accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. As of June 30, 2009, the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, Hong Kong and United States, which management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

During the reporting periods, there was no customer who contributed 10% or more to the Company’s condensed consolidated revenue.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2009 and 2008 (Unaudited)
(Stated in US Dollars)

3.            Summary of significant accounting policies (Cont’d)

Stock-based compensation

The Company adopted the provisions of SFAS No. 123R, which requires the use of the fair value method of accounting for share-based compensation. Under the fair value based method, compensation cost related to employee stock options or similar equity instruments which are equity-classified awards, is measured at the grant date based on the value of the award and is recognized over the requisite service period, which is usually the vesting period. SFAS No. 123R also requires measurement of cost of a liability-classified award based on its current fair value.

Fair value of share options granted is determined using the Black-Scholes model. Under this model, certain assumptions, including the risk-free interest rate, the expected life of the options and the estimated fair value of the Company’s common stock and expected volatility, are required to determine the fair value of the options. If different assumptions had been used, the fair value of the options would have been different from the amount the Company computed and recorded, which would have resulted in either an increase or decrease in the compensation expense.

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

Diluted earnings per share is computed using the sum of weighted average number of shares outstanding and dilutive potential shares outstanding during the periods presented. During the three and six months ended June 30, 2009, there were no dilutive potential shares. During the three and six months ended June 30, 2008, dilutive potential shares are warrants issued to investors and Keating Securities.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2009 and 2008 (Unaudited)
(Stated in US Dollars)

3.            Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement has no material effect on the Company's financial statements.

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

In April 2009, the FASB issued three FASB Staff Positions (FSP’s) to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.  FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157. FSP FAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures.  FSP FAS No. 115-2 and FSP FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.  These three FSP’s are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 31, 2009.  The adoption of these statements has no material effect on the Company’s financial statements.

In April 2009, the FASB issued FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”. FSP FAS No. 141R-1 amends the provisions in FASB Statement No. 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP FAS No. 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement No. 141R and instead carries forward most of the provisions in SFAS No. 141 for acquired contingencies. FSP FAS No. 141R-1 is effective for contingent assets and contingent liabilities acquired in evaluating the impact of SFAS No. 141(R). The management is in the process of evaluating the impact of adopting this statement on the Company’s financial statements.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2009 and 2008 (Unaudited)
(Stated in US Dollars)

3.            Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (Cont’d)

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective after June 15, 2009. The adoption of this statement has no material effect on the Company's financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets”. SFAS No. 166 removes the concept of a qualifying special-purpose entity (QSPE) from SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and removes the exception from applying FIN No. 46R. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009. SFAS No. 166 is effective for the Company’s year beginning November 29, 2009. The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. SFAS No. 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS No. 167 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. SFAS No. 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The management is in the process of evaluating the impact of adopting this statement on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”, which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS No. 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission under federal securities laws as authoritative GAAP for SEC registrants. SFAS No. 168 will become effective for financial statements issued for interim and annual periods ending after September 15, 2009. The management is in the process of evaluating the impact of adopting this statement on the Company’s financial statements.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2009 and 2008 (Unaudited)
(Stated in US Dollars)

4.            Income taxes

United States

The Company is subject to the United States of America Tax law at tax rate of 34%.  It has no assessable profit for both periods ended June 30, 2009 and 2008.  The Company has not provided deferred taxes on undistributed earnings of its non-U.S. subsidiaries as of June 30, 2009 and 2008, as it was the Company’s current policy to reinvest these earnings in non-U.S. operations.

BVI

Omnia BVI was incorporated in the BVI and, under the current laws of the BVI, is not subject to income tax.

PRC

Oriental Fashion is subject to the PRC Enterprise Income Tax (“EIT”). As Oriental Fashion was a wholly-foreign owned enterprise engaged in manufacture industry which was duly approved by the PRC tax authority, it was entitled to two year’s exemption, from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by 50% tax reduction of  the immediate next three calendar year. This tax holiday commenced in the fiscal financial year 2007.  Oriental Fashion was subject to EIT rate of 10% during the six months ended June 30, 2009.

5.            (Loss) earnings per share

The following table sets forth the computation of basic and diluted (loss) earnings per share for the periods indicated:

	Three months ended June 30, (Unaudited)		Six months ended June 30, (Unaudited)
	2009	2008	2009	2008
Numerator:
Net (loss) income	$(102,850)	$748,108	$177,269	$1,227,553

Denominator:
Weighted average common shares used to compute
Basic (loss) earnings per share	22,840,000	22,840,000	22,840,000	22,840,000
Dilutive potential from assumed exercise of warrants	-	27,878	-	57,145

Weighted average common shares used to compute
diluted (loss) earnings per share	22,840,000	22,867,878	22,840,000	22,897,145

(Loss) earnings per share - Basic	$(0.01)	$0.03	$0.01	$0.05

(Loss) earnings per share - Diluted	$(0.01)	$0.03	$0.01	$0.05

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2009 and 2008 (Unaudited)
(Stated in US Dollars)

5.            (Loss) earnings per share (Cont’d)

5,704,752 warrants issued to investors and Keating Securities, and 1,369,840 shares of options granted to the Company’s director and employees outstanding as of June 30, 2009 had not been included in the computation of diluted (loss) earnings per share for the six-month period then ended because to do so would have an anti-dilutive effect. Accordingly, the basic and diluted (loss) earnings per share for the period ended June 30, 2009 are the same.

5,704,752 warrants issued to investors and Keating Securities outstanding as of June 30, 2008 have been included in the computation of diluted earnings per share for the six-month period then ended.

6.            Inventories, net
	As of	As of
	June 30,	December 31,
	2009	2008
	(Unaudited)

Raw materials	$145,181	$153,303
Work in progress	227,870	-
Finished goods	5,760,063	6,327,247

	6,133,114	6,480,550
Allowance for obsolete inventories	(19,902)	(19,929)

	$6,113,212	$6,460,621

7.            Other receivables and deposits
	As of	As of
	June 30,	December 31,
	2009	2008
	(Unaudited)

Other receivables	$86,110	$74,154
Rental, utilities and other deposits	297,924	227,060
Trade deposits to suppliers	3,775,742	3,984,005

	$4,159,776	$4,285,219

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2009 and 2008 (Unaudited)
(Stated in US Dollars)

8.            Property and equipment, net
	As of	As of
	June 30,	December 31,
	2009	2008
	(Unaudited)

Office equipment and computers	$870,620	$869,424
Machinery	15,445	15,466
Leasehold improvements	541,730	542,469
Motor vehicles	18,532	18,558

	1,446,327	1,445,917
Accumulated depreciation	(501,694)	(361,628)

Property and equipment, net	$944,633	$1,084,289

9.            Trademarks

Oriental Fashion currently owns four trademarks, namely “Omnialuo”, “Omnialo”, “歐柏蘭羅” and “歐柏蘭奴” which were registered in the PRC. These trademarks were transferred to the subsidiary from a major stockholder of the Company for nil consideration during 2006.

10.          Secured bank loan

The bank loan is denominated in Renminbi and repayable within one year.  It carries interest at 7.623% per annum.

The bank loan is (i) guaranteed by Ms. Zheng Luo, who did not receive any compensation for acting as guarantor; and (ii) secured by a guarantee put up by a guaranty company.

11.          Loan from a stockholder

Stockholder extended loan to the Company in 2006, which were interest-free, unsecured and repayable on demand. The stockholder advanced $65,412 to the Company during the six months ended June 30, 2009.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2009 and 2008 (Unaudited)
(Stated in US Dollars)

12.          Other payables, deposits received and accrued expenses
	As of	As of
	June 30,	December 31,
	2009	2008
	(Unaudited)

Other payables and accruals	$669,194	$247,754
Amounts due to partners of co-owned stores	324,393	324,347
Receipts in advance from customers	1,245,556	1,754,379
Deposits received	610,378	783,220
Value-added taxes payable	147,377	686,258

	$2,996,898	$3,795,958

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

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2009 and 2008 (Unaudited)
(Stated in US Dollars)

13.          Stock option plan (Cont’d)

A summary of share option plan activity for the six months ended June 30, 2009 is presented below:

		Average	Remaining	Aggregate
	Number of	exercise price	contractual	intrinsic
	shares	per share	Term	value

Outstanding as of January 1, 2009	-	$-
Granted	1,369,840	0.67
Exercised/Forfeited/Cancelled	-	-

Outstanding as of June 30, 2009	1,369,840	$0.67	9.5 years	$-

Exercisable as of June 30, 2009	654,180	$0.70	9.5 years	$-

Aggregate intrinsic value represents the value of the Company’s closing stock price on June 30, 2009 of $0.21 in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on January 6, 2009 and January 20, 2009 was $0.27 and $0.32 per share respectively. The Company recorded non-cash share-based compensation expense of $207,472 for the six months ended June 30, 2009, in respect of share options granted on January 6, 2009 and January 20, 2009, which was allocated to general and administrative expenses.

The fair value of the above option awards granted on January 6, 2009 and January 20, 2009 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	119.66%
Expected dividends	Nil
Expected life	1.5 years – 2 years
Risk-free interest rate	1%

As of June 30, 2009, there were unrecognized compensation costs of $179,916 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 0.72 year.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2009 and 2008 (Unaudited)
(Stated in US Dollars)

14.          Commitments and contingencies

Operating lease arrangements

The Company leases office premises and showrooms under various non-cancelable operating lease agreements that expire at various dates through years 2008 to 2013. The minimum future commitments payable under these agreements as of June 30, 2009 and December 31, 2008 were $891,518 and $1,011,423 respectively.

Rental expenses under operating leases were $212,843 and $214,075 for the six months ended June 30, 2009 and 2008 respectively.

15.          Defined contribution plan

The Company’s subsidiary has a defined contribution plan for all its qualified employees in the PRC.  The Company’s subsidiary and its employees are each required to make contributions to the plan at the rates specified in the plan.  The only obligation of the Company’s subsidiary with respect to retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in future years. The defined contribution plan contributions were charged to the consolidated statement of income.  The Company’s subsidiary contributed $22,472 and $10,736 for the six months ended June 30, 2009 and 2008 respectively.

16.          Related party transactions

Apart from the transactions and information as disclosed in notes 10 and 11 to the condensed consolidated financial statements, the Company had the following material transactions with Shenzhen Oumeng Industrial Co., Ltd. (“Oumeng”) during the reporting periods:

	Three months ended June 30, (Unaudited)		Six months ended June 30, (Unaudited)
	2009	2008	2009	2008

Purchase of finished goods from Oumeng	-	$134,110	-	$532,233

Certain of the Company’s principal stockholders were also principal shareholders of Oumeng during the reporting period and a director of Oriental Fashion, who is also the spouse of a principal stockholder of the Company and director of Oriental Fashion, managed part of the business of Oumeng during the reporting periods. Therefore, each of Oumeng is deemed to have been under common control with the Company during the periods.

The Company has advised that it believes the terms obtained and consideration paid in connection with the transactions described above were no less favorable than those that would have been obtained by the Company in arm’s-length transactions with an unrelated party.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2009 and 2008 (Unaudited)
(Stated in US Dollars)

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

	Retail sales		Sales to distributors		Total
	Six months ended		Six months ended		Six months ended
	June 30, (Unaudited)		June 30, (Unaudited)		June 30, (Unaudited)
	2009	2008	2009	2008	2009	2008

Revenues	$1,918,761	$2,072,736	$2,598,076	$4,208,367	$4,516,837	$6,281,103
Segment (loss) profit	$(435,290)	$261,459	$1,099,861	$1,545,385	$664,571	$1,806,844

	Retail sales		Sales to distributors		Total
	Three months ended		Three months ended		Three months ended
	June 30, (Unaudited)		June 30, (Unaudited)		June 30, (Unaudited)
	2009	2008	2009	2008	2009	2008

Revenues	$696,338	$1,197,464	$896,711	$2,539,453	$1,593,049	$3,736,917
Segment (loss) profit	$(198,911)	$151,110	$259,795	$930,022	$60,884	$1,081,132

	As of	As of	As of	As of	As of	As of
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2009	2008	2009	2008	2009	2008
	(Unaudited)		(Unaudited)		(Unaudited)

Segment assets	$6,114,359	$6,550,246	$8,279,077	$8,198,225	$14,393,436	$14,748,471

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2009 and 2008 (Unaudited)
(Stated in US Dollars)

17.          Segment information (Cont’d)

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information :-

	Three months ended June 30, (Unaudited)		Six months ended June 30, (Unaudited)
	2009	2008	2009	2008

Total consolidated revenues	$1,593,049	$3,736,917	$4,516,837	$6,281,103

Total income for reportable segments	$60,884	$1,081,132	$664,571	$1,806,844
Unallocated amounts relating to operations :-
Other income	2	7	6	7
General and administrative expenses	(149,883)	(333,031)	(414,775)	(579,298)

(Loss) income before income taxes	$(88,997)	$748,108	$249,802	$1,227,553

	As of	As of
	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets

Total assets for reportable segments	$14,393,436	$14,748,471
Cash and cash equivalents	383,701	535,411

	$14,777,137	$15,283,882

All of the Company’s long-lived assets and customers are located in the PRC.  Accordingly, no geographic information is presented.

18.          Subsequent events

The Company has evaluated all subsequent events through August 14, 2009, the date these financial statements were issued, and determined that there were no subsequent events or transactions that required recognition or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009. In addition to the historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission and elsewhere in that Annual Report and in this Quarterly Report.

Except as otherwise specifically stated or unless the context otherwise requires, the "Company", "we," "us," "our," and the "Registrant" refer to, collectively, (i) Omnialuo, Inc. (formerly Wentworth II, Inc.), (ii) Omnia BVI, a wholly-owned subsidiary of Omnialuo, Inc. organized under the laws of the British Virgin Islands, and (iii) Shenzhen Oriental Fashion Co., Ltd., a wholly-owned subsidiary of Omnialuo BVI organized under the laws of the People’s Republic of China (the “PRC).

Overview

OmniaLuo, Inc. is a holding company that conducts all of its business operations through its direct wholly-owned subsidiary, Omnia BVI, established in August 2006, and Omnia BVI’s Chinese subsidiary, Shenzhen Oriental Fashion Co., Ltd., (“Oriental Fashion”), established in September 2006. Oriental Fashion designs, develops, markets and distributes women’s apparel under the brand names of OMNIALO and OMNIALUO through its network of retail stores across the People’s Republic of China (“PRC” or “China”), which consisted of  210 stores as of June 30, 2008, and 165 stores as of June 30, 2009 in 29 provinces throughout China. Until our acquisition of Omnia BVI on October 9, 2007, our operations were very limited. We conduct all of our business operations through Oriental Fashion.

Recent Developments

Store opening strategy and its result as of June 30, 2009

One of our growth strategies is expanding store numbers whilst enlarging sales revenue. Since our formation in the third quarter of 2006, we have continued to open new stores.  By March 31, 2008, we had opened 196 stores. As of October 31, 2008, we had 245 stores. However, as a result of the global economic recession and the decrease in Chinese consumer spending, particularly in the fourth quarter of 2008, we were forced to close certain stores that did not meet their pre-determined sales requirements. We believe that it was necessary to remove non-performers from an otherwise strong network of retail outlets. While formerly on pace to meets our goal of 250 stores by year-end 2008, it became necessary in the fourth quarter to cease pursuit of this goal and trim store count for the long-term good of the Company. As such, we closed 37 stores in November and December 2008, and by December 31, 2008, there were 208 stores remaining.

In the first quarter of 2009, additional stores that did not meet performance requirements were closed. As of March 31, 2009, we had 165 total stores, including 27 company-owned stores, 31 co-owned stores and 107 independent distributor stores. In the second quarter of 2009, we did not open any new store while we did not close any existing store. As of June 30, 2009, we had 165 stores in 29 provinces throughout China.

The total store count is still subject to change based on prevailing market conditions. We also plan to open new stores as the consumer market improves.

Factors Relevant to Evaluating Our Business and Financial Performance

We design, develop, and market a diversified selection of women’s wear with a focus on fashionable business casual styles. We target moderate to premium priced categories of the women’s wear market. In evaluating our performance, management reviews certain key performance indicators, including:

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

Results of Operations for the Three Months and Six Months ended June 30, 2009 and June 30, 2008

Since our formation in the third quarter of 2006, we have focused on implementing our strategy of building a design and marketing workforce and an independent distributor and retail store sales network to design, develop, market and distribute “fashionable business casual,” our main product line. By June 30, 2009, we had hired and established a design team of 15 designers. By June 30, 2009, we operated or had distribution relationships with 165 stores, comprising 27 Company-owned stores, 31 co-owned stores, and 107 independent distributor stores, compared with 210 such stores as of June 30, 2008.

Sales revenue for the three months ended June 30, 2009 was $1,593,049, compared with $3,736,917 for the three months ended June 30, 2008, reflecting a 57.37% decrease which is primarily attributable to the financial crisis. For the same reason, sales revenue for the six months ended June 30, 2009 was $4,516,837, compared with $6,281,103 for the six months ended June 30, 2008, reflecting a 28.09% decrease.

Revenue from sales to distributors for the three months ended June 30, 2009 was $896,711 (56.29% of the total sales revenue for the period), representing a 64.69% decrease over revenue from sales to distributors of $2,539,453 for the three months ended June 30, 2008 (67.96% of the total sales revenue for the period). Revenue from sales to distributors for the six months ended June 30, 2009 was $2,598,076 (57.52% of the total sales revenue for the period), representing a 38.26% decrease over revenue from sales to distributors of $4,208,367 for the six months ended June 30, 2008 (67% of the total sales revenue for the period)

Revenue from retail sales for the three months ended June 30, 2009, including from Company-owned and co-owned stores, was $696,338 (43.71% of the total sales revenue for the period), representing a 41.85% decrease over retail sales for the three months ended June 30, 2008 of $1,197,464 (32.04%  of the total sales revenue for the period). Revenue from retail sales for the six months ended June 30, 2009, including from Company-owned and co-owned stores, was $1,918,761, (42.48% of the total sales revenue for the period), representing a 7.43% decrease over retail sales of $2,072,736 for the six months ended June 30, 2008 (33% of the total sales revenue for the period).

Overall gross profit for the three months ended June 30, 2009 was $1,010,838 (representing an overall gross profit margin of 63.45%), compared with overall gross profit of $2,190,106 (representing an overall gross profit margin of 58.61%) for the three months ended June 30, 2008. Overall gross profit for the six months ended June 30, 2009 was $2,563,929 (representing an overall gross profit margin of 56.76%), compared with overall gross profit of $3,656,025 (representing an overall gross profit margin of 58.21%) for the six months ended June 30, 2008.

General and administrative expenses, which include rental expenses for headquarters, salary expenses for management and headquarters staff, and travel and entertainment expenses, were $412,218, for the three months ended June 30, 2009 (25.88% of the total sales revenues) and $901,126 for the three months ended June 30, 2008 (24.11% of the total sales revenues). We made great effort to cut general and administrative expenses in order to cope with the economic recession. General and administrative expenses were $914,686 for the six months ended June 30, 2009 (20.25% of the total sales revenues) and $1,425,286 for the six months ended June 30, 2008 (22.69% of the total sales revenues). We believe that the decrease of these expenses compared with the same period of 2008 is only temporary. With the economy gradually recovering, we expect that the general and administrative expenses will be kept at a normal level.

Selling and marketing expenses, which include all costs associated with sales, marketing and distribution functions, were $624,439 for the three months ended June 30, 2009 (39.2% of the total sales revenues), compared with $485,240 for the three months ended June 30, 2008 (12.99% of the total sales revenues), reflecting our endeavor to increase our sales and marketing efforts. Selling and marketing expenses were $1,276,524 for the six months ended June 30, 2009 (28.26% of the total sales revenues), compared with $905,086 for the six months ended June 30, 2008 (14.41% of the total sales revenues); the increase was a result of our heightened sales and marketing efforts during the financial crisis. We expect the percentage of selling and marketing expenses to sales revenue to remain fairly stable in the near term, and possibly decline slightly over time as revenues increase.

Overall segment profit for the three months ended June 30, 2009 was $60,884, which represented an overall profit segment margin of 3.82%, compared with overall segment profit for the three months ended June 30, 2008 of $1,081,132, which represented an overall segment profit margin of 28.93%. The lower overall segment profit percentage was mainly due to the increase of selling and marketing expenses and discounting promotional activities in the shopping malls, while sales revenue dropped dramatically compare with the same period of 2008. Segment profit for the three months ended June 30, 2009 on sales to distributors was $259,795, resulting in a segment profit margin of 28.97%.  Segment loss for the three months ended June 30, 2009 on retail sales (including Company owned and co-owned stores) was $198,911, resulting in a negative segment profit margin.

Overall segment profit for the six months ended June 30, 2009 was $664,571, which represented an overall profit segment margin of 14.71%, compared with overall segment profit for the six months ended June 30, 2008 of $1,806,844, which represented an overall segment profit margin of 28.77%. The lower overall segment profit percentage was mainly due to the increase of selling and marketing expenses and discounting promotional activities in the shopping malls. Segment profit for the six months ended June 30, 2009 on sales to distributors was $1,099,861, resulting in a segment profit margin of 42.33%.  Segment loss on retail sales (including Company owned and co-owned stores) was $435,290 for the six months ended June 30, 2009, with a negative segment profit margin. In the first half of 2009, our affiliated shopping malls discounted our products more than usual to promote sales. As a result, the segment profit on retail sales (including Company owned and co-owned stores) was negative.

Loss from operations for the three months ended June 30, 2009 was $96,265 (-6.04% of the total sales revenues), compared with income from operations for the three months ended June 30, 2008 of $737,889 (19.75% of the total sales revenues), representing a decrease of 113.05% for the reasons described above. Income from operations for the six months ended June 30, 2009 was $231,922 (5.14% of the total sales revenues), compared with income from operations for the six months ended June 30, 2008 of $1,217,910 (19.39% of the total sales revenues), representing a decrease of 80.95% for the reasons described above.

Net loss for the three months ended June 30, 2009 was $102,850, compared with net income of $748,108 for the three months ended June 30, 2008, representing a decrease of 113.75% for the reasons described above. Net income for the six months ended June 30, 2009 was $177,269, compared with $1,227,553 for the six months ended June 30, 2008, representing a decrease of 85.56% for the reasons described above.

Liquidity and Capital Resources

As of June 30, 2009, the Company’s net cash position was $1,029,584, compared with $1,253,997 as of December 31, 2008. Its working capital was $9,731,729, compared with $9,221,406 as of December 31, 2008.

As of June 30, 2009, inventories was $6,113,212, a decrease of $347,409 (or 5.38%), compared with $6,460,621 as of December 31, 2008.  In 2008, in order to fulfill our net income target of $4.3 million under the make good escrow provisions, we expanded our production and increased our inventory throughout 2008. However, due to the global economic recession, we were not able to sell this large amount of inventory as planned.  Consequently, for the first half year of 2009, we attempted to reduce this large inventory by stimulating the sale of our products. However, as most of the inventory was for the fall and winter season, we could only reduce our inventory to a limited extent.  As part of our inventory, finished goods amounted to $5,760,063 as of June 30, 2009, representing a decrease of $567,184 compared with $6,327,247 as of December 31, 2008. We still need to cut our inventory in order to improve our level of cash generated from operations.

As of June 30, 2009, trade receivables were $2,529,932, which was an increase of $330,176 compared with trade receivables of $2,199,756 as of December 31, 2008.

As of June 30, 2009, other receivables and deposits was $4,159,776, which was a decrease of $125,443 compared with $4,285,219 as of December 31, 2008.

Net cash used in operating activities for the six months ended June 30, 2009 was $110,088, compared with net cash used in operating activities of $922,344 for the six months ended June 30, 2008.

The Company’s investing activities to date have consisted mainly of the purchase of property and equipment. For the six months ended June 30, 2009 and 2008, the net use of cash in investing activities was $2,940 and $164,725, respectively.

The company had a bank loan of $263,700 as of June 30, 2009. This one year term bank loan was guaranteed by Ms. Zheng Luo, who did not receive any compensation for acting as guarantor; this bank loan was also secured by a guarantee put up by a guaranty company.

We believe that our currently available working capital is adequate to sustain our operations at our current levels through at least the next 6 months.  Thereafter, based on our current operating plan and our available cash and cash equivalents, we expect that we will need to obtain additional financing in the future through the sale of equity securities, private placements, and loans to fund our cash needs and continue our presently planned operations. However, depending on our future needs and changes and trends in the capital markets affecting our shares and the Company, we may determine to seek additional equity or debt financing in the private or public markets. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us.

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

Concentrations of credit risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. As of June 30, 2009, the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, Hong Kong and the United States, which management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.  During the reporting periods, there was no customer who contributed 10% or more to the Company’s condensed consolidated revenue.

Income Taxes.

United States: The Company is subject to the United States of America tax law at tax rate of 34%.  It has no assessable profit for both periods ended June 30, 2009 and 2008.  The Company has not provided deferred taxes on undistributed earnings of its non-U.S. subsidiaries as of June 30, 2009 and 2008, as it was the Company’s current policy to reinvest these earnings in non-U.S. operations.

BVI: Omnia BVI was incorporated in the BVI and, under the current laws of the BVI, is not subject to income tax.

PRC: Oriental Fashion is subject to the PRC Enterprise Income Tax (“EIT”). As Oriental Fashion was a wholly-foreign owned enterprise engaged in the manufacturing industry, it was entitled to two year’s exemption from the first profit making calendar year of operations after offset of accumulated taxable losses.  This is followed by a 50% reduction of taxes in the subsequent three calendar years. This tax holiday commenced in fiscal year 2007.  Oriental Fashion was subject to an EIT rate of 10% during the six months ended June 30, 2009.

Stock-based compensation

The Company adopted the provisions of SFAS No. 123R, which requires the use of the fair value method of accounting for share-based compensation. Under the fair value based method, compensation cost related to employee stock options or similar equity instruments which are equity-classified awards, is measured at the grant date based on the value of the award and is recognized over the requisite service period, which is usually the vesting period. SFAS No. 123R also requires measurement of cost of a liability-classified award based on its current fair value.

Fair value of share options granted is determined using the Black-Scholes model. Under this model, certain assumptions, including the risk-free interest rate, the expected life of the options and the estimated fair value of the Company’s common stock and expected volatility, are required to determine the fair value of the options. If different assumptions had been used, the fair value of the options would have been different from the amount the Company computed and recorded, which would have resulted in either an increase or decrease in the compensation expense.

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Zheng Luo and Mr. David Wang, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management concluded that as of June 30, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Controls over Financial Reporting

During the three months ended June 30, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to the Company’s 2008 Equity Incentive Plan, on January 6, 2009, the Company granted options to purchase 735,200 and 137,040 shares of the Company’s common stock with an exercise price of $0.6 and $1.25 per share respectively to a director and several employees of the Company. Additionally, on January 20, 2009, the Company granted additional options to purchase 497,600 shares of the Company’s common stock with an exercise price of $0.6 per share to a director and several employees of the Company.  The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act for the issuance of these options to our directors and employees.

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

OMNIALUO, INC.
(Registrant)

Date: August 14, 2009	/s/ Zheng Luo
Zheng Luo
President & Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2009	/s/ David Wang
David Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)