Form 10-Q
period 2009-09-30
OmniaLuo, Inc.
filed 2009-11-16
CIK 1161550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarter Ended September 30, 2009

Commission File Number 000-52040

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

The number of shares outstanding of the issuer’s common stock, $.01 par value per share, as of November 16, 2009, as 22,840,000.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OmniaLuo, Inc.

Condensed consolidated financial statements
For the three and nine months ended
September 30, 2009 and 2008
(Stated in US Dollars)

OmniaLuo, Inc.
Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2009 and 2008
Index to Condensed Consolidated Financial Statements

Pages

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income	1

Condensed Consolidated Balance Sheets	2

Condensed Consolidated Statements of Cash Flows	3

Notes to Condensed Consolidated Financial Statements	4 - 18

OmniaLuo, Inc.
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
For the three and nine months ended September 30, 2009 and 2008
(Stated in US Dollars)

	Three months ended September 30, (Unaudited)		Nine months ended September 30, (Unaudited)
	2009	2008	2009	2008

Revenues	$1,854,884	$4,993,937	$6,371,721	$11,275,040
Cost of revenues	(2,863,239)	(2,180,121)	(4,816,147)	(4,805,199)

Gross (loss) profit	(1,008,355)	2,813,816	1,555,574	6,469,841

Expenses
General and administrative expenses	685,690	755,200	1,600,376	2,180,486
Depreciation	73,544	74,571	214,341	182,314
Selling and marketing expenses	449,482	810,050	1,726,006	1,715,136

	1,208,716	1,639,821	3,540,723	4,077,936

(Loss) income from operations	(2,217,071)	1,173,995	(1,985,149)	2,391,905
Interest income	133	1,911	7,434	12,442
Other income	5,466	7,803	41,574	22,659
Finance costs	(7,146)	(814)	(32,675)	(16,558)

(Loss) income before income taxes	(2,218,618)	1,182,895	(1,968,816)	2,410,448
Income taxes credit - Note 4	72,533	-	-	-

Net (loss) income	$(2,146,085)	$1,182,895	$(1,968,816)	$2,410,448

Other comprehensive income (loss)
Foreign currency translation adjustments	12,998	27,809	(1,076)	531,966

Comprehensive (loss) income	$(2,133,087)	$1,210,704	$(1,969,892)	$2,942,414

(Loss) earnings per ordinary share - Note 5
Basic	$(0.09)	$0.05	$(0.09)	$0.11

Diluted	$(0.09)	$0.05	$(0.09)	$0.11

Weighted average number of shares outstanding
Basic	22,840,000	22,840,000	22,840,000	22,840,000

Diluted	22,840,000	22,841,927	22,840,000	22,879,456

See the accompanying notes to condensed consolidated financial statements

OmniaLuo, Inc.
Condensed Consolidated Balance Sheets
As of September 30, 2009 and December 31, 2008
(Stated in US Dollars)

	As of	As of
	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,000,164	$1,253,997
Trade receivables, net - Note 6	2,591,663	2,199,756
Inventories, net - Note 7	3,969,198	6,460,621
Other receivables and deposits - Note 8	4,248,785	4,285,219

Total current assets	11,809,810	14,199,593
Property and equipment, net - Note 9	875,280	1,084,289

TOTAL ASSETS	$12,685,090	$15,283,882

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Bank loans - Note 11	$469,440	$440,100
Trade payables	743,085	734,077
Loan from a stockholder - Note 12	44,757	8,052
Other payables, deposits received and accrued expenses - Note 13	2,835,948	3,795,958

Total current liabilities	4,093,230	4,978,187

TOTAL LIABILITIES	4,093,230	4,978,187

COMMITMENTS AND CONTINGENCIES - Note 15

STOCKHOLDERS’ EQUITY
Common stock : par value $0.01 per share
Authorized 40,000,000 shares; issued and outstanding
22,840,000 shares	228,400	228,400
Preferred stock : par value $0.01 per share
Authorized 10,000,000 shares; none issued and outstanding	-	-
Additional paid-in capital	9,149,646	8,893,589
Statutory reserve	512,709	512,709
Accumulated other comprehensive income	832,755	833,831
Accumulated deficit	(2,131,650)	(162,834)

TOTAL STOCKHOLDERS’ EQUITY	8,591,860	10,305,695

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,685,090	$15,283,882

See the accompanying notes to condensed consolidated financial statements

OmniaLuo, Inc.
Condensed Consolidated Statements of Cash Flows
For the three and nine months ended September 30, 2009 and 2008
(Stated in US Dollars)

	Nine months ended
	September 30,
	(Unaudited)
	2009	2008
Cash flows from operating activities

Net (loss) income	$(1,968,816)	$2,410,448
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities :
Depreciation	214,341	184,581
Allowance for doubtful accounts	398,967	3,823
Allowance for obsolete inventories	822,038	-
Loss (gain) on disposal of property and equipment	386	(459)
Share-based compensation	256,057	-
Changes in operating assets and liabilities
Trade receivables	(790,581)	(1,506,715)
Inventories	1,667,517	(2,833,942)
Other receivables and deposits	36,408	(762,570)
Trade payables	9,001	563,894
Other payables, deposits received and accrued liabilities	(959,298)	1,090,419

Net cash flows used in operating activities	(313,980)	(850,521)

Cash flows from investing activities

Proceeds from disposal of property and equipment	322	4,395
Acquisition of property and equipment	(6,197)	(324,066)

Net cash flows used in investing activities	(5,875)	(319,671)

Cash flow from financing activities

Proceeds from bank loans	29,318	-
Loans (repayment of loans) from stockholders	36,678	(6,242)

Net cash flows provided by (used in) financing activities	65,996	(6,242)

Effect of foreign currency translation on cash and cash equivalents	26	104,097

Net decrease in cash and cash equivalents	(253,833)	(1,072,337)

Cash and cash equivalents - beginning of period	1,253,997	3,083,715

Cash and cash equivalents - end of period	$1,000,164	$2,011,378

Supplemental disclosures for cash flow information

Cash paid for interest	$24,009	$-
Cash paid for income taxes	$-	$-

See the accompanying notes to condensed consolidated financial statements

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2009 and 2008 (Unaudited)
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

Concurrent with the consummation of the RTO, the Company issued 4,920,000 shares of its common stock and five-year warrants to purchase an aggregate of 4,920,000 shares of the Company’s common stock at $1.5625 per share for an aggregate purchase price of $6.15 million, to a total of 38 investors in a private placement (the “2007 Private Placement”).  In connection with this private placement, the Company issued five-year warrants to purchase 492,000 shares of the Company’s common stock at $1.5625 per share to Keating Securities, LLC (“Keating Securities”), as a financial advisory fee in partial consideration of their services in connection with the private placement.  Prior to the consummation of the RTO and the 2007 Private Placement, the Company was deemed to have been an affiliate of Keating Securities by reason of the ownership of shares of the Company’s common stock by principals and executives of Keating Securities.  The warrants issued to the investors and Keating Securities have been classified in equity and were outstanding as of September 30, 2009.

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
For the three and nine months ended September 30, 2009 and 2008 (Unaudited)
(Stated in US Dollars)

1.	Corporate information (Cont’d)

(c)
Pursuant to the preferred stock purchase and shareholders agreements dated as of December 15, 2006 and December 20, 2006, Omnia BVI had issued an aggregate of 2,147 convertible preferred shares (the “BVI Preferred Shares”) and detachable warrants to purchase up to $365,940 in ordinary shares, based on the offering price in the next financing of Omnia BVI (the “BVI Warrants”), to a private venture capital investment fund (the “Lead Investor”) and several individual investors for a total cash investment of $729,980.

By agreements dated as of October 9, 2007: (i) among Omnia BVI, the Lead Investor, Ms. Zheng Luo (the principal stockholder and chief executive officer of the Company) and another of the Company’s stockholders, and (ii) among Omnia BVI, Ms. Zheng Luo and each of the other holders of BVI Preferred Shares and Warrants, effective upon the closing of the RTO, each BVI Preferred Share was converted into a specified number of ordinary shares of Omnia BVI, with each such ordinary share of Omnia BVI then being exchanged for 319.8294 shares of the Company’s common stock, and each BVI Warrant was exchanged for warrants to purchase the Company’s common stock, exercisable at any time during a two-year period commencing on December 17, 2007, at a per share price of $1.25.

292,752 warrants were issued in exchange for the BVI Warrants.  Their exercise price is subject to adjustment for share subdivisions, share combinations, mergers or consolidation.  These warrants have been classified in equity and were outstanding as of September 30, 2009.

The Company’s common stock issuable under the aforementioned agreements were included in the 16,800,000 shares of the Company’s common stock issued in relation to the RTO as detailed in note 1(b) to the condensed consolidated financial statements.

2.	Description of business

Following the RTO, the Company commenced to be engaged in the design, marketing, distribution and sales of women’s apparel under the brand names of “OMNIALUO” and “OMNIALO” (collectively referred to herein as the “OMNIALUO Brands”) through a network of over 135 retail stores across the PRC as of September 30, 2009.  The Company offers a complete line of business casual women’s wear, including bottoms, tops and outerwear, as well as accessories.

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
For the three and nine months ended September 30, 2009 and 2008 (Unaudited)
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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three- and nine-month periods have been made.  Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2009.

Principles of consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates

In preparing financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods.  These accounts and estimates include, but are not limited to, the valuation of trade and other receivables, inventories and deferred income taxes, provision for warranty and the estimation on useful lives of property and equipment and fair value of stock based compensation.  Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from those estimates.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, trade and other receivables. As of September 30, 2009, the Company’s cash and cash equivalents were held by major financial institutions located in the PRC and Hong Kong, which management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

As of September 30, 2009, there was a customer whose trade receivable and turnover represented approximately 17% and 13% of the Company’s total net trade receivables and total turnover, respectively. In addition, as of September 30, 2009, there were 5 suppliers whose trade deposits represented approximately 12%, 14%, 14%, 23% and 24% of the Company’s total trade deposits paid to suppliers.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2009 and 2008 (Unaudited)
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Stock-based compensation

The Company adopted the fair value method of accounting for share-based compensation. Under the fair value based method, compensation cost related to employee stock options or similar equity instruments which are equity-classified awards, is measured at the grant date based on the value of the award and is recognized over the requisite service period, which is usually the vesting period. The cost of a liability-classified award is measured based on its current fair value.

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

Fair value of financial instruments

The Company considers the carrying values reported in the condensed consolidated balance sheets for current assets and current liabilities qualifying as financial instruments approximate their fair values due to the short-term maturity of such instruments.

It is the management’s opinion that the Company is not exposed to significant interest, price, foreign currency or credit risks arising from these financial instruments.

Basic and diluted earnings per share

Basic earnings per share is computed using the weighted average number of shares outstanding during the periods presented.  The weighted average number of shares of the Company represents the average number of shares of common stock outstanding during the reporting periods.

Diluted earnings per share is computed using the sum of weighted average number of shares outstanding and dilutive potential shares outstanding during the periods presented. During the three and nine months ended September 30, 2009, there were no dilutive potential shares. During the three and nine months ended September 30, 2008, dilutive potential shares were warrants issued to investors.

Recently issued accounting pronouncements

FASB Accounting Standards Codification (Accounting Standards Update “ASU” No. 2009-1)

In June 2009, the Financial Accounting Standard Board (“FASB”) approved its Accounting Standards Codification (“Codification”) as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification is effective for interim or annual financial periods ending after September 15, 2009 and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2009 and 2008 (Unaudited)
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (cont’d)

FASB Accounting Standards Codification (Accounting Standards Update “ASU” No. 2009-1) (cont’d)

As a result of the Company’s implementation of the Codification during the current quarter, previous references to new accounting standards and literature are no longer applicable. In these financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Noncontrolling Interests (Included in amended Topic ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements”, an amendment of ARB No. 51)

The amended topic establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The adoption of this amended topic has no material impact on the Company’s financial statements.

Business Combinations (Included in amended Topic ASC 805 “Business Combinations”, previously SFAS No. 141(R))

This ASC guidance addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. The adoption of this amended topic has no material impact on the Company’s financial statements.

Intangibles - Goodwill and Other (Included in amended Topic ASC 350, previously FASB Staff Position (“FSP”) No. 142-3 “Determination of the Useful Life of Intangible Assets”)

The amended topic amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.  The amended topic is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The adoption of this amended topic has no material effect on the Company's financial statements.

Interim Disclosures about Fair Value of Financial Instruments (Included in amended Topic ASC 825 “Financial Instruments”, previously FSP SFAS No. 107-1)

This guidance requires that the fair value disclosures required for all financial instruments be included in interim financial statements. This guidance also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. The amended topic was effective for interim periods ended after 15 September 2009. The adoption of this amended topic has no material impact on the Company’s financial statements.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2009 and 2008 (Unaudited)
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (cont’d)

Business Combinations (Included in amended Topic ASC 805, previously FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”)

Amended topic ASC 805 amends the requirements for the provisions for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The amended topic eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria and instead carries forward most of the provisions for acquired contingencies. The amended topic is effective for contingent assets and contingent liabilities acquired from business combinations for which the acquisition data is on or as of December 15, 2008. The adoption of this amended topic has no material effect on the Company's financial statements.

Fair Value Measurements and Disclosures (Included in amended Topic ASC 820, previously FSP No. 157-4 “Determining Whether a Market is Not Active and a Transaction Is Not Distressed”)

The amended topic clarifies when markets are illiquid or that market pricing may not actually reflect the “real” value of an asset. If a market is determined to be inactive and market price is reflective of a distressed price then an alternative method of pricing can be used, such as a present value technique to estimate fair value. The amended topic identifies factors to be considered when determining whether or not a market is inactive. The amended topic is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and shall be applied prospectively. The adoption of this amended topic has no material effect on the Company's financial statements.

Investments - Debt and Equity Securities - Overall - Transition and Open Effective Date Information (Included in amended Topic ASC 320, previously FSP No. 115-2 and SFAS No. 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”)

The amended topic amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and securities with unrealized losses. The adoption of this amended topic has no material impact on the Company’s financial statements.

Subsequent Events (Included in amended Topic ASC 855 “Subsequent Events”, previously SFAS No. 165)

The amended topic establishes accounting and disclosure requirements for subsequent events. The amended topic details the period after the balance sheet date during which the Company should evaluate events or transactions that occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. The Company adopted this amended topic effective June 1, 2009.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2009 and 2008 (Unaudited)
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (cont’d)

Accounting for Transfers of Financial Assets (Included in amended Topic ASC 860 “Transfers and Servicing”, previously SFAS No. 166 “Accounting for Transfers of Financial Assets - an Amendment of FASB Statement No. 140”)

The amended topic addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Also, the amended topic removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for the Company as of January 1, 2010. The management is in the process of evaluating the impact of adopting this amended topic on the Company’s financial statements.

Consolidation of Variable Interest Entities - Amended (Included in amended Topic ASC 810 “Consolidation”, previously SFAS 167 “Amendments to FASB Interpretation No. 46(R)”)

The amended topic require an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. The amended topic also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for the Company as of January 1, 2010. The management is in the process of evaluating the impact of adopting this amended topic on the Company’s financial statements.

In August 2009, the FASB issued ASU No. 2009-05, an update to ASC 820 “Fair Value Measurements and Disclosures”. This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASU No. 2009-05. ASU No. 2009-05 will become effective for the Company’s annual financial statements for the year ending December 31, 2009. The management is in the process of evaluating the impact of adopting this ASU on the Company’s financial statements.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2009 and 2008 (Unaudited)
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (cont’d)

In October 2009, the FASB issued ASU No. 2009-13 “Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force”. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The management is in the process of evaluating the impact of adopting this ASU on the Company’s financial statements.

4.	Income taxes

A. United States

The Company is subject to the United States of America Tax law at a tax rate of 34%.  It had no assessable profit for the three- and nine-month periods ended September 30, 2009 and 2008.  The Company has not provided deferred taxes on the undistributed earnings of its non-U.S. subsidiaries as of September 30, 2009 and 2008, as it was the Company’s current policy to reinvest these earnings in non-U.S. operations.

B. BVI

Omnia BVI was incorporated in the BVI and, under the current laws of the BVI, is not subject to income tax.

C. PRC

Oriental Fashion is subject to the PRC Enterprise Income Tax (“EIT”). As Oriental Fashion was a wholly-foreign owned enterprise engaged in manufacture industry which was duly approved by the PRC tax authority, it was entitled to two year’s exemption, from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by a 50% tax reduction of  the immediate next three calendar year. This tax holiday commenced in the fiscal financial year 2007.  Oriental Fashion was subject to EIT at a rate of 10% during the nine-month period ended September 30, 2009.

No provision for EIT has been made for the nine-month period ended September 30, 2009 since Oriental Fashion had no assessable profit for the period.  The tax credit for the three-month period ended September 30, 2009 in the condensed consolidated statements of operations and comprehensive (loss) income represented the over-provision for EIT in the preceding two quarters.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2009 and 2008 (Unaudited)
(Stated in US Dollars)

5.	Earnings per share

The following table sets forth the computation of basic and diluted (loss) earnings per share for the periods presented:
	Three months ended September 30, (Unaudited)		Nine months ended September 30, (Unaudited)
	2009	2008	2009	2008
Numerator:
Net (loss) income	$(2,146,085)	$1,182,895	$(1,968,816)	$2,410,448

Denominator:
Weighted average common shares used to compute
basic (loss) earnings per share	22,840,000	22,840,000	22,840,000	22,840,000
Dilutive potential from assumed exercise of warrants	-	1,927	-	39,456

Weighted average common shares used to compute
diluted (loss) earnings per share	22,840,000	22,841,927	22,840,000	22,879,456

(Loss) earnings per share - Basic	$(0.09)	$0.05	$(0.09)	$0.11

(Loss) earnings per share - Diluted	$(0.09)	$0.05	$(0.09)	$0.11

5,704,752 warrants issued to investors and Keating Securities, and options to purchase 1,369,840 shares granted to the Company’s director and employees outstanding as of September 30, 2009 had not been included in the computation of diluted loss per share for the three- and nine-month periods then ended because to do so would have an anti-dilutive effect. Accordingly, the basic and diluted loss per share for the three- and nine-month periods ended September 30, 2009 are the same.

5,704,752 warrants issued to investors outstanding as of September 30, 2008 have been included in the computation of diluted earnings per share for the three- and nine-month periods then ended.

6.	Trade receivables, net
	As of	As of
	September 30,	December 31,
	2009	2008
	(Unaudited)

Trade receivables	$3,003,953	$2,212,780
Allowance for doubtful accounts	(412,290)	(13,024)

	2,591,663	2,199,756

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2009 and 2008 (Unaudited)
(Stated in US Dollars)

6.	Trade receivables, net (Cont’d)

An analysis of the allowance for doubtful accounts for the nine months ended September 30, 2009 and 2008 is as follows:

	Nine months ended September 30, (Unaudited)
	2009	2008
	(Unaudited)

Balance at beginning of period	$13,023	8,656
Additions of bad debt expense, net	398,967	3,823
Translation adjustments	300	659

Balance at end of period	$412,290	$13,138

7.	Inventories, net
	As of	As of
	September 30,	December 31,
	2009	2008
	(Unaudited)

Raw materials	$142,576	$153,303
Work in progress	385,915	-
Finished goods	4,283,291	6,327,247

	4,811,782	6,480,550
Allowance for obsolete inventories	(842,584)	(19,929)

	$3,969,198	$6,460,621

Allowance for obsolete inventories of $822,038 and $Nil was recognized during the nine months ended September 30, 2009 and 2008, respectively, and was included in cost of revenues.

8.	Other receivables and deposits
	As of	As of
	September 30,	December 31,
	2009	2008
	(Unaudited)

Other receivables, rental, utilities and other deposits	$773,931	$301,214
Trade deposits to suppliers	3,474,854	3,984,005

	$4,248,785	$4,285,219

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2009 and 2008 (Unaudited)
(Stated in US Dollars)

9.	Property and equipment, net
	As of	As of
	September 30,	December 31,
	2009	2009
	(Unaudited)

Office equipment and computers	$874,745	$869,424
Machinery	15,468	15,466
Leasehold improvements	542,469	542,469
Motor vehicles	18,557	18,558

	1,451,239	1,445,917
Accumulated depreciation	(575,959)	(361,628)

Property and equipment, net	$875,280	$1,084,289

During the nine-month periods ended September 30, 2009 and 2008, property and equipment with net book value og $708 and $3,936 at a consideration of $322 and $4,395 respectively, resulting in the loss(gain) of $386 and $(459) respectively.

10.	Trademarks

Oriental Fashion currently owns four trademarks, namely “Omnialuo”, “Omnialo”, “歐柏蘭羅” and “歐柏蘭奴” which were registered in the PRC. These trademarks were transferred to the subsidiary from a major stockholder of the Company for nil consideration during 2006.

11.	Bank loans

The Company has 2 bank loans, both of which are denominated in Renminbi.

The bank loan of $176,040 is repayable within one year.  It carries interest at 7.623% per annum, is guaranteed by Ms. Zheng Luo, who did not receive any compensation for acting as guarantor, and is secured by a guarantee put up by a guaranty company.

The other bank loan of $293,400 is repayable within three months. It carries interest at 9.6% per annum, is guaranteed by Ms. Zheng Luo and another director, Mr. Fang Wen Bin, both of whom did not receive any compensation for acting as guarantor, and is secured by a guarantee put up by a guaranty company.

12.	Loan from a stockholder

A stockholder extended a loan to the Company in 2006, which is interest-free, unsecured and repayable on demand. The stockholder advanced $36,705 to the Company during the nine months ended September 30, 2009.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2009 and 2008 (Unaudited)
(Stated in US Dollars)

13.	Other payables, deposits received and accrued expenses
	As of	As of
	September 30,	December 31,
	2009	2008
	(Unaudited)

Other payables and accruals	605,765	$247,754
Amounts due to partners of co-owned stores	317,350	324,347
Receipts in advance from customers	1,151,801	1,754,379
Deposits received	535,300	783,220
Value-added taxes payable	225,732	686,258

	$2,835,948	$3,795,958

14.	Stock option plan

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

Pursuant to the Plan, on January 6, 2009, the Company granted options to purchase 735,200 and 137,040 shares of common stock with an exercise price of $0.6 and $1.25 per share, respectively, to a director and several employees of the Company.  In accordance with the vesting provisions of the grants, 50% of the options were vested on the date of grant and 12.5% will vest thereafter on each of the following March 31, June 30, September 30 and December 31, until fully vested. The options granted expire in ten years after the date of grant or are exercisable for 36 months after the optionee ceases to be a service provider to the Company.

Pursuant to the Plan, on January 20, 2009, the Company granted options to purchase 497,600 shares of common stock with an exercise price of $0.6 per share to a director and several employees of the Company.  In accordance with the vesting provisions of the grants, 50% of the options will vest on the first anniversary date of the date of grant and 12.5% will vest thereafter on each of the following March 31, June 30, September 30 and December 31, until fully vested. The options granted expire in ten years after the date of grant or are exercisable for 36 months after the optionee ceases to be a service provider to the Company.

A summary of share option plan activity for the nine months ended September 30, 2009 is presented below:
		Average	Remaining	Aggregate
	Number of	exercise price	contractual	intrinsic
	shares	per share	term	value

Outstanding as of January 1, 2009	-	$-
Granted	1,369,840	0.67
Exercised/Forfeited/Cancelled	-	-

Outstanding as of September 30, 2009	1,369,840	$0.67	9.25 years	$-

Exercisable as of September 30, 2009	763,210	$0.70	9.25 years	$-

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2009 and 2008 (Unaudited)
(Stated in US Dollars)

14.	Stock option plan (Cont’d)

Aggregate intrinsic value represents the value of the Company’s closing stock price on September 30, 2009 of $0.20 in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on January 6, 2009 and January 20, 2009 was $0.27 and $0.32 per share, respectively. The Company recorded non-cash share-based compensation expense of $256,057 for the nine months ended September 30, 2009, in respect of share options granted on January 6, 2009 and January 20, 2009, which was allocated to general and administrative expenses.

The fair value of the above option awards granted on January 6, 2009 and January 20, 2009 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	119.66%
Expected dividends	Nil
Expected life	1.5 years - 2 years
Risk-free interest rate	1%

As of September 30, 2009, there were unrecognized compensation costs of $131,331 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 0.68 year.

15.	Commitments and contingencies

Operating lease arrangements

The Company leases office premises and showrooms under various non-cancelable operating lease agreements that expire at various dates through years 2009 to 2013. The minimum future commitments payable under these agreements as of September 30, 2009 and December 31, 2008 were $781,858 and $1,011,423, respectively.

Rental expenses under operating leases were $326,433 and $355,904 for the nine months ended September 30, 2009 and 2008, respectively.

16.	Defined contribution plan

The Company’s subsidiary has a defined contribution plan for all its qualified employees in the PRC.  The Company’s subsidiary and its employees are each required to make contributions to the plan at the rates specified in the plan.  The only obligation of the Company’s subsidiary with respect to a retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in future years. The contributions to the defined contribution plan were charged to the condensed consolidated statement of income.  The Company’s subsidiary contributed $30,197 and $18,391 for the nine months ended September 30, 2009 and 2008, respectively.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2009 and 2008 (Unaudited)
(Stated in US Dollars)

17.	Related party transactions

Apart from the transactions and information as disclosed in notes 11 and 12 to the condensed consolidated financial statements, the Company had the following material transactions with Shenzhen Oumeng Industrial Co., Ltd. (“Oumeng”) during the reporting periods:

	Three months ended September 30, (Unaudited)		Nine months ended September 30, (Unaudited)
	2009	2008	2009	2008

Purchase of finished goods from Oumeng	$-	$-	$-	532,233

Certain of the Company’s principal stockholders were also principal shareholders of Oumeng during the reporting period, and a director of Oriental Fashion, who is also the spouse of a principal stockholder of the Company and a director of Oriental Fashion, managed part of the business of Oumeng during the reporting periods. Therefore, Oumeng is deemed to have been under common control with the Company during the periods.

The Company believes the terms obtained and consideration paid in connection with the transactions described above were no less favorable than those that would have been obtained by the Company in arm’s-length transactions with an unrelated party.

18.	Segment information

The Company uses the “management approach” in determining reportable operating segments.  The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments.  Management, including the chief operating decision maker, reviews the operating results of retail sales (including Company-owned and co-owned stores) and sales to distributors and as such, the Company has determined that it has two operating segments.

	Retail sales		Sales to distributors		Total
	Nine months ended		Nine months ended		Nine months ended
	September 30, (Unaudited)		September 30, (Unaudited)		September 30, (Unaudited)
	2009	2008	2009	2008	2009	2008

Revenues	$2,381,877	$3,703,602	$3,989,844	$7,571,438	$6,371,721	$11,275,040
Segment (loss) profit	$(1,060,162)	$470,155	$(375,936)	$2,785,610	$(1,436,098)	$3,255,765

	Retail sales		Sales to distributors		Total
	Three months ended		Three months ended		Three months ended
	September 30, (Unaudited)		September 30, (Unaudited)		September 30, (Unaudited)
	2009	2008	2009	2008	2009	2008

Revenues	$463,116	$1,630,866	$1,391,768	$3,363,071	$1,854,884	$4,993,937
Segment (loss) profit	$(624,872)	$208,696	$(1,475,797)	$1,240,225	$(2,100,669)	$1,448,921

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2009 and 2008 (Unaudited)
(Stated in US Dollars)

18.	Segment information (Cont’d)
	Retail Sales		Sales to distributors		Total
	As of	As of	As of	As of	As of	As of
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2009	2008	2009	2008	2009	2008
	(Unaudited)		(Unaudited)		(Unaudited)

Segment assets	$4,611,704	$6,550,246	$7,724,990	$8,198,225	$12,336,694	$14,748,471

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information:

	Three months ended		Nine months ended
	September 30, (Unaudited)		September 30, (Unaudited)
	2009	2008	2009	2008

Total consolidated revenues	$1,854,884	$4,993,937	$6,371,721	$11,275,040

Total (loss) income for reportable segments	$(2,100,669)	$1,448,921	$(1,436,098)	$3,255,765
Unallocated amounts relating to operations :-
Other income	1	8	7	15
General and administrative expenses	(117,950)	(266,034)	(532,725)	(845,332)

(Loss) income before income taxes	$(2,218,618)	$1,182,895	$(1,968,816)	$2,410,448

	As of	As of
	September 30,	December 31,
	2009	2008
	(Unaudited)	(Unaudited)
Assets

Total assets for reportable segments	$12,336,694	$14,748,471
Cash and cash equivalents	348,396	535,411

	$12,685,090	$15,283,882

All of the Company’s long-lived assets and customers are located in the PRC.  Accordingly, no geographic information is presented.

19.           Subsequent events

The Company has evaluated all subsequent events through November 16, 2009, the date these financial statements were issued, and determined that there were no subsequent events or transactions that required recognition or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009. In addition to the historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission and elsewhere in that Annual Report and in this Quarterly Report.

Except as otherwise specifically stated or unless the context otherwise requires, the "Company,” "we," "us," "our," and the "Registrant" refer to, collectively, (i) OmniaLuo, Inc. (formerly Wentworth II, Inc.), (ii) Omnia BVI, a wholly-owned subsidiary of OmniaLuo, Inc. organized under the laws of the British Virgin Islands, and (iii) Shenzhen Oriental Fashion Co., Ltd., a wholly-owned subsidiary of Omnia BVI organized under the laws of the People’s Republic of China (the “PRC” or “China”).

Overview

OmniaLuo, Inc. is a holding company that conducts all of its business operations through its direct wholly-owned subsidiary, Omnia BVI, established in August 2006, and Omnia BVI’s Chinese subsidiary, Shenzhen Oriental Fashion Co., Ltd., (“Oriental Fashion”), established in September 2006. Oriental Fashion designs, develops, markets and distributes women’s apparel under the brand names of OMNIALO and OMNIALUO through its network of retail stores in 29 provinces throughout China, which consisted of 242 stores as of September 30, 2008, and 135 stores as of September 30, 2009. Until our acquisition of Omnia BVI on October 9, 2007, our operations were very limited. We conduct all of our business operations through Oriental Fashion.

Recent Developments

Store opening strategy and its result as of September 30, 2009

One of our growth strategies is expanding store numbers while enlarging sales revenue. Since our formation in the third quarter of 2006, we have continued to open new stores.  By March 31, 2008, we had opened 196 stores. As of October 31, 2008, we had 245 stores. However, as a result of the global economic recession and the decrease in Chinese consumer spending, particularly in the fourth quarter of 2008, we were forced to close certain stores that did not meet their pre-determined sales requirements. We believe that it was necessary to remove non-performers from an otherwise strong network of retail outlets. While formerly on pace to meet our goal of 250 stores by year-end 2008, it became necessary in the fourth quarter to cease pursuit of this goal and trim store count for the long-term good of the Company. As such, we closed 37 stores in November and December 2008, and by December 31, 2008, there were 208 stores remaining.

In the first quarter of 2009, additional stores that did not meet performance requirements were closed. As of March 31, 2009, we had 165 total stores, consisting of 27 company-owned stores, 31 co-owned stores and 107 independent distributor stores. In the second quarter of 2009, we did not open any new stores or close any existing stores. In the third quarter of 2009, we closed another 30 stores.  As of September 30, 2009, we had 135 stores in 29 provinces throughout China, consisting of 27 company owned stores, 15 co-owned stores and 93 independent distributor stores.

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

Results of Operations for the Three Months and Nine Months ended September 30, 2009 and September 30, 2008

Since our formation in the third quarter of 2006, we have focused on implementing our strategy of building a design and marketing workforce and an independent distributor and retail store sales network to design, develop, market and distribute “fashionable business casual,” our main product line. By September 30, 2009, we had hired and established a design team of 15 designers. By September 30, 2009, we operated or had distribution relationships with 135 stores, compared with 242 total stores as of September 30, 2008.

In 2008, under the make good escrow provisions we needed to fulfill our net income target of $4.3 million. Consequently, we hired a new sales and marketing team to execute this goal. The new sales and marketing team applied opening new distributor stores, expanding production and increasing inventory methods to fulfill this net income goal. As a result, the new store opening speed was very fast. By March 31, 2008, we had 196 stores, and as of October 31, 2008, we already had 245 stores. Due to the expansion of production but low sales speed through those newly opened stores, we had accumulated a huge amount of inventory, amounting to $6,460,621 as of December 31, 2008. This excessive inventory dramatically reduced our inventory turn over speed and impacted our cash flow. The financial crisis exacerbated this position.

In 2009, one of the main tasks in front of us was to reduce the inventory overhang and reduce the number of non-performing stores. As such, we closed 37 stores in November and December 2008. In the first quarter of 2009, additional stores that did not meet performance requirements were closed. As of March 31, 2009, we had 165 total stores; subsequently, we closed another 30 stores. As of September 30, 2009, we had 135 stores altogether.

As the result of product expansion, we had $6,460,621 of inventory at the end of 2008. As some of this inventory would become obsolete, we sold certain items at a high discount. By the end of the third quarter of 2009, excess inventory of $1,659,254 was sold for $837,216, resulting in a write down of $822,038 as an allowance for obsolete inventories.

Sales revenue for the three months ended September 30, 2009 was $1,854,884, compared with $4,993,937 for the three months ended September 30, 2008, reflecting a 62.86% decrease which is primarily attributable to the recent global financial crisis and its consequent effect. For the same reason, sales revenue for the nine months ended September 30, 2009 was $6,371,721, compared with $11,275,040 for the nine months ended September 30, 2008, reflecting a 43.49% decrease.

Revenue from sales to distributors represents revenue from products sold through independent distributor stores. Revenue from sales to distributors for the three months ended September 30, 2009 was $1,391,768 (75.03% of the total sales revenue for the period), representing a 58.62% decrease over revenue from sales to distributors of $3,363,071 for the three months ended September 30, 2008 (67.34% of the total sales revenue for the period). Revenue from sales to distributors for the nine months ended September 30, 2009 was $3,989,844 (62.62% of the total sales revenue for the period), representing a 47.30% decrease over revenue from sales to distributors of $7,571,438 for the nine months ended September 30, 2008 (67.15% of the total sales revenue for the period).

 Revenue from retail sales for the three months ended September 30, 2009, including from company-owned and co-owned stores, was $463,116 (24.97% of the total sales revenue for the period), representing a 71.60% decrease over retail sales for the three months ended September 30, 2008. Revenue from retail sales for the nine months ended September 30, 2009, including from company-owned and co-owned stores, was $2,381,877, (37.38% of the total sales revenue for the period), representing a 35.69% decrease over retail sales of $3,703,602 for the nine months ended September 30, 2008 (32.85% of the total sales revenue for the period).

Overall gross loss for the three months ended September 30, 2009 was $1,008,355 (representing an overall gross profit margin of -54.36%), compared with overall gross profit of $2,813,816 (representing an overall gross profit margin of 56.34%) for the three months ended September 30, 2008. In the third quarter of 2009, excess inventory was sold for lower than cost in order to reduce the inventory level and increase cash flow.. Overall gross profit for the nine months ended September 30, 2009 was $1,555,574 (representing an overall gross profit margin of 24.41%), compared with overall gross profit of $6,469,841 (representing an overall gross profit margin of 57.38%) for the nine months ended September 30, 2008. As the result of the allowance for obsolete inventory, our overall gross profit for the nine months ended September 30, 2009 was negatively affected.

General and administrative expenses, which include rental expenses for headquarters, salary expenses for management and headquarter staff, and travel and entertainment expenses, were $685,690 for the three months ended September 30, 2009 (36.97% of the total sales revenues) and $755,200 for the three months ended September 30, 2008 (15.12% of the total sales revenues). We made great effort to cut general and administrative expenses in order to cope with the economic recession. However, due to the decreases in our revenue, the percentage of general and administrative expenses in total sales revenue was unusually high. General and administrative expenses were $1,600,376 for the nine months ended September 30, 2009 (25.12% of the total sales revenues) and $2,180,486 for the nine months ended September 30, 2008 (19.34% of the total sales revenues).

Selling and marketing expenses, which include all costs associated with sales, marketing and distribution functions, were $449,482 for the three months ended September 30, 2009 (24.23% of the total sales revenues), compared with $810,050 for the three months ended September 30, 2008 (16.22% of the total sales revenues). Selling and marketing expenses were $1,726,006 for the nine months ended September 30, 2009 (27.09% of the total sales revenues), compared with $1,715,136 for the nine months ended September 30, 2008 (15.21% of the total sales revenues). Because of the decrease in our sales revenue, the percentage of selling and marketing expenses to total sales revenue was higher than last year. The absolute increase in the selling and marketing expenses was a result of our heightened sales and marketing efforts during the financial crisis and our efforts to reduce our inventory volume. We expect the percentage of selling and marketing expenses to sales revenue to remain fairly stable in the near term, and possibly decline slightly over time as revenues increase.

Overall segment loss for the three months ended September 30, 2009 was $2,100,669, which represents an overall profit segment margin of -113.25%, compared with overall segment profit for the three months ended September 30, 2008 of $1,448,921, which represents an overall segment profit margin of 29.01%. The overall segment loss percentage was mainly due to the discounting and promotional activities in the shopping malls, while sales revenue dropped dramatically compared with the same period of 2008. Segment loss for the three months ended September 30, 2009 on sales to distributors was $1,475,797, resulting in a segment profit margin of -106.04%.  Segment loss for the three months ended September 30, 2009 on retail sales (including company-owned and co-owned stores) was $624,872, resulting in a negative segment profit margin.

Overall segment loss for the nine months ended September 30, 2009 was $1,436,098, which represented an overall profit segment margin of -22.54%, compared with overall segment profit for the nine months ended September 30, 2008 of $3,255,765, which represented an overall segment profit margin of 28.88%. The loss was mainly due to our retaining the same selling and marketing expense levels as during the same period of last year, while emphasizing discounting and promotional activities in the shopping malls, and selling certain inventory below book value. Segment loss for the nine months ended September 30, 2009 on sales to distributors was $375,936, resulting in a segment profit margin of -9.42%.  Segment loss on retail sales (including company-owned and co-owned stores) was $1,060,162 for the nine months ended September 30, 2009, with a negative segment profit margin. In the first nine months of 2009, our affiliated shopping malls discounted our products more than usual to promote sales. As a result, the segment profit on retail sales (including company-owned and co-owned stores) was negative.

Loss from operations for the three months ended September 30, 2009 was $2,217,071 (-119.52% of the total sales revenues), compared with income from operations for the three months ended September 30, 2008 of $1,173,995 (23.51% of the total sales revenues), representing a decrease of 288.85% for the reasons described above. Loss from operations for the nine months ended September 30, 2009 was $1,985,149 (-31.16% of the total sales revenues), compared with income from operations for the nine months ended September 30, 2008 of $2,391,905 (21.21% of the total sales revenues), representing a decrease of 182.3% for the reasons described above.

Net loss for the three months ended September 30, 2009 was $2,146,085, compared with net income of $1,182,895 for the three months ended September 30, 2008, representing a decrease of 281.42% for the reasons described above. Net loss for the nine months ended September 30, 2009 was $1,968,816, compared with $2,410,448 for the nine months ended September 30, 2008, representing a decrease of 181.68% for the reasons described above.

Liquidity and Capital Resources

As of September 30, 2009, the Company’s net cash position was $1,004,164,924, compared with $1,253,997 as of December 31, 2008. Its working capital was $7,716,580, compared with $9,221,406 as of December 31, 2008.

As of September 30, 2009, inventories were $3,969,198, a decrease of $2,491,423 (or 38.57%), compared with $6,460,621 as of December 31, 2008.  In 2008, in order to fulfill our net income target of $4.3 million under the make good escrow provisions, we expanded our production and increased our inventory throughout 2008. However, due to the global economic recession, we were not able to sell this large amount of inventory as planned.  Consequently, for the first nine months of 2009, we endeavored to reduce this large inventory by stimulating the sale of our products. In the third quarter of 2009, we tried to sell some of our inventory through our distributors below its book value. In this process, we gained $837,216 in incremental cash flow, but at a cost of $good sold of 1,659,254. In addition, considering some of the remaining inventory could become obsolete, we wrote down $822,038 as an allowance for obsolete inventory. As of September 30, 2009, we had $3,969,198 in inventory, and we intend to aggressively reduce this amount.  As the majority of our outstanding inventory consists of clothes for the fall and winter seasons, we expect to be able to sell this inventory with less expense during the fourth quarter of 2009.

As of September 30, 2009, trade receivables were $2,591,663, which was an increase of $391,907 compared with trade receivables of $2,199,756 as of December 31, 2008.

As of September 30, 2009, other receivables and deposits were $4,248,785, which was a decrease of $36,434 compared with $4,285,219 as of December 31, 2008.

Net cash used by operating activities for the nine months ended September 30, 2009 was $313,980, compared with net cash used in operating activities of $850,521 for the nine months ended September 30, 2008. This was mainly because our effort of reducing inventory volume. As we said above, in the third quarter of 2009, we sold some of our inventory through our distributors under its book value. In this process, we gained $837,216 in cash at a cost of goods of $1,659,254.

The Company’s investing activities to date have consisted mainly of the purchase of property and equipment. For the nine months ended September 30, 2009 and 2008, the net use of cash in investing activities was $5,875 and $319,671, respectively.

The company had combined bank loans of $469,440 as of September 30, 2009, which were guaranteed by Ms. Zheng Luo and Mr. Wenbin Fang, both of whom did not receive any compensation for acting as guarantor. In addition, the bank loans were secured by a guarantee put up by a guaranty company.

We believe that our currently available working capital is adequate to sustain our operations at our current levels through at least the next 3 months.  Thereafter, based on our current operating plan and our available cash and cash equivalents, we expect that we will need to obtain additional financing through the sale of equity securities, private placements, and loans to fund our cash needs and continue our presently planned operations. However, depending on our future needs and changes and trends in the capital markets affecting our shares and the Company, we may determine to seek additional equity or debt financing in the private or public markets. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us.

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

Use of estimates. In preparing financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods.  These accounts and estimates include, but are not limited to, the valuation of trade and other receivables, inventories and deferred income taxes, provision for warranty and the estimation on useful lives of property and equipment and fair value of stock-based compensation.  Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from those estimates.

Concentrations of credit risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. As of September 30, 2009, the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, Hong Kong and the United States, which management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.  During the reporting periods,, there was a customer whose trade receivable and turnover represented approximately 17% and 13% of the Company’s total net trade receivables and total turnover, respectively. In addition, as of September 30, 2009, there were 5 suppliers whose trade deposits represented approximately 12%, 14%, 14%, 23% and 24% of the Company’s total trade deposits paid to suppliers.

Income Taxes.

United States: The Company is subject to the United States of America tax law at a tax rate of 34%.  It had no assessable profit for the nine months ended September 30, 2009 and 2008.  The Company has not provided deferred taxes on undistributed earnings of its non-U.S. subsidiaries as of September 30, 2009 and 2008, as it was the Company’s current policy to reinvest these earnings in non-U.S. operations.

BVI: Omnia BVI was incorporated in the BVI and, under the current laws of the BVI, is not subject to income tax.

PRC: Oriental Fashion is subject to the PRC Enterprise Income Tax (“EIT”). As Oriental Fashion was a wholly-foreign owned enterprise engaged in the manufacturing industry, it was entitled to two year’s exemption from the first profit making calendar year of operations after offset of accumulated taxable losses.  This is followed by a 50% reduction of taxes in the subsequent three calendar years. This tax holiday commenced in fiscal year 2007.  Oriental Fashion was subject to an EIT rate of 10% during the nine months ended September 30, 2009.

Stock-based compensation

The Company adopted the fair value method of accounting for share-based compensation. Under the fair value based method, compensation cost related to employee stock options or similar equity instruments which are equity-classified awards, is measured at the grant date based on the value of the award and is recognized over the requisite service period, which is usually the vesting period. The cost of a liability-classified award based on its current fair value.

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

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Zheng Luo and Mr. David Wang, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management concluded that as of September 30, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Controls over Financial Reporting

During the three months ended September 30, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

OMNIALUO, INC.
(Registrant)

Date: November 16, 2009	/s/ Zheng Luo
Zheng Luo
President & Chief Executive Officer (Principal Executive Officer)

Date: November 16, 2009	/s/ David Wang
David Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)