Form 10-Q/A
period 2009-03-31
OmniaLuo, Inc.
filed 2009-12-31
CIK 1161550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

OmniaLuo, Inc. (the “Company”) filed a Quarterly Report for the fiscal quarter ended March 31, 2009 on Form 10-Q with the Securities and Exchange Commission on May 15, 2009 (the "Original Filing"). This Amendment to the Original Filing on Form 10-Q/A is being filed solely to amend Item 6 of the Original Filing – Exhibits 31.1 and 31.2.

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

OMNIALUO, INC. (Registrant)

Date: December 31, 2009	/s/ Zheng Luo
Zheng Luo
Chief Executive Officer (Principal Executive Officer)

Date: December 31, 2009	/s/ David Wang
David Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)