Form 10-Q/A
period 2009-06-30
OmniaLuo, Inc.
filed 2009-12-31
CIK 1161550

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

EXPLANATORY NOTE

OmniaLuo, Inc. (the “Company”) filed a Quarterly Report for the fiscal quarter ended June 30, 2009 on Form 10-Q with the Securities and Exchange Commission on August 14, 2009 (the "Original Filing"). This Amendment to the Original Filing on Form 10-Q/A is being filed solely to amend Item 6 of the Original Filing – Exhibits 31.1 and 31.2.

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