Form 10-Q/A
period 2009-09-30
OmniaLuo, Inc.
filed 2009-12-31
CIK 1161550

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

 EXPLANATORY NOTE

OmniaLuo, Inc. (the “Company”) filed a Quarterly Report for the fiscal quarter ended September 30, 2009 on Form 10-Q with the Securities and Exchange Commission on November 16, 2009 (the “Original Filing”). This Amendment to the Original Filing on Form 10-Q/A is being filed solely to amend Item 6 of the Original Filing– Exhibits 31.1 and 31.2.

Item 6.     Exhibits

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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