Form 10-K/A
period 2008-12-31
OmniaLuo, Inc.
filed 2010-02-12
CIK 1161550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

 Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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
Yes ☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes☒  No☐☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer☐☐	Accelerated filer☐☐	Non-accelerated filer☐☐	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐No ☒

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates (assuming for these purposes, but without conceding, that all executive officers and directors and 10% stockholders are “affiliates” of the registrant) as of June 30, 2009 (based on the closing sale price on such date of the registrant’s common stock, on the Over-the-Counter Bulletin Board as reported on Yahoo Finance) was 2,012,486.28

EXPLANATORY NOTE

OmniaLuo, Inc. (the “Company”) filed an Annually Report for the fiscal year ended December 31, 2008 on Form 10-K with the Securities and Exchange Commission on March 31, 2009 (the "Original Filing"). This Amendment to the Original Filing on Form 10-K/A is being filed solely to amend certain disclosure regarding our total segment profit contained in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 9A(T).Controls and Procedures.

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

Oriental Fashion is the Company’s only operating subsidiary and is engaged in woman apparel design, manufacturing and distribution in China. The total profit for reportable segment in the fiscal year ended December 31, 2008 was $2,553,925, which was derived from the operations of Oriental Fashion. This figure can be reconciled to the income before income taxes by (i) adding other unallocated income of $21, and (ii) deducting the listing-related and other corporate expenses borne by the Company and Omnia Luo Group Limited of $1,101,071 (these expenses were included in general and administrative expenses) and make good provisions of $414,199.

For year 2008, this number is before deducting $698,257of general and administrative expenses, $414,199 of make good provision expense. See Note 15 to the Consolidated Financial Statements included in this Report.

(2)	A After deducting the RTO expenses.

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

Item 9A(T). Disclosure Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Zheng Luo and Mr. David Wang, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management concluded that as of December 31, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective in providing reasonable assurance of achieving their objectives for the year ended December 31, 2008.

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

Under the supervision and with the participation of our management, including Ms. Zheng Luo and Mr. David Wang, our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective, as of December 31, 2008.

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

* Incorporated by reference.

** Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNIALUO, INC.

Dated: February 11, 2010	By:	/s/ Zheng Luo
Zheng Luo, CEO and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Zheng Luo	Chief Executive Officer and	February 11, 2010
Zheng Luo	Chairwoman (Principal Executive Officer)

/s/ *	Chief Financial Officer (Principal	February 11, 2010
David Wang	Financial and Accounting Officer)

/s/ *	Director	February 11, 2010
Wenbin Fang

/s/ *	Director	February 11, 2010
Qing Huang

/s/ *	Director	February 11, 2010
Fei Luo

/s/ *	Director	February 11, 2010
Xiaoyin Luo

/s/ *	Director	February 11, 2010
Charles C. Mo

/s/ *	Director	February 11, 2010
Tianhong Yu

*By:	/s/ Zheng Luo
Zheng Luo
Attorney-in-Fact

OmniaLuo, Inc.
Consolidated Financial Statements
For the year ended December 31, 2008
Index to Consolidated Financial Statements

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