Form 10-K
period 2009-12-31
OmniaLuo, Inc.
filed 2010-03-31
CIK 1161550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 000-52040

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

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☐   Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors and 10% stockholders are “affiliates” of the registrant), based on the closing price of $0.17 per shares of the registrant’s Common Stock on December 31, 2009, the last business day of the registrant’s most recently completed fiscal year as reported by the OTC Bulletin Board, was approximately $1,629,156.

The number of shares outstanding of the issuer's common stock as of March 31, 2010 is 22,840,000.

Documents incorporated by reference: NONE.

OMNIALUO, INC.

INDEX
		Page
	Part I	3

Item 1	Business	3
Item1A	Risk factors	19
Item 2	Properties	28
Item 3	Legal proceedings	29
Item 4	Reserved	29

	Part II	29

Item 5	Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities	29
Item 7	Management’s discussion and analysis of financial condition and results of operations	30
Item 7A	Quantitative and qualitative disclosures about market risk	40
Item 8	Financial statements and supplementary data	40
Item 9	Reserved	40
Item 9A (T)	Controls and procedures	40

	Part III	42

Item 10	Directors, executive officers and corporate governance	[__]
Item 11	Executive compensation	45
Item 12	Security ownership of certain beneficial owners and management and related stockholder matters	46
Item 13	Certain relationships and related transactions, and director independence	48
Item 14	Principal accountant fees and services	49

	Part IV

Item 15	Exhibits and financial statement schedules	50

Signatures
Exhibits
	Report of independent registered public accounting firm	[__]

	Consolidated Balance Sheets as of December 31, 2009 and 2008	[__]

	Consolidated Statements of Operations and Comprehensive (Loss) Income for the Years Ended December 31, 2009 and 2008	[__]

	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2009 and 2008	[__]

	Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008	[__]
	Notes to Consolidated Financial Statements	[__]

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities, statements regarding market and industry segment growth and demand and acceptance of new and existing products, any projections of sales, earnings, revenue, margins or other financial items, any statements of the plans, strategies and objectives of management for future operations, any statements regarding future economic conditions or performance, uncertainties related to conducting business in China, any statements of belief or intention, any of the factors mentioned in the “Risk Factors” section of this Form 10-K, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are based on information available to us on the date of this report. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

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

On October 9, 2007, we entered into a share exchange agreement with Omnia BVI, the shareholders of Omnia BVI and certain of our principal stockholders. Pursuant to the share exchange agreement, we issued to the shareholders of Omnia BVI 16,800,000 shares of our common stock in exchange for all of the issued and outstanding shares of Omnia BVI. As a result, Omnia BVI and its wholly-owned subsidiary Shenzhen Oriental Fashion Co., Ltd., a company organized under the laws of the PRC (“Oriental Fashion”) became our direct and indirect wholly-owned subsidiaries, respectively, and the former shareholders of Omnia BVI became our Company’s controlling stockholders. We amended our Certificate of Incorporation in November 2007 to change our name from Wentworth II, Inc. to OmniaLuo, Inc.

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

Description of Business

Through our operating subsidiary in China, Shenzhen Oriental Fashion Co., Ltd., we are engaged in the business of  designing, marketing, distributing and selling women’s clothing, with an emphasis on fashionable business casual wear. All our apparel is marketed under the brand names of OMNIALO and OMNIALUO (collectively referred to herein as the “OMNIALUO Brands” or “OMNIALUO brand names”) through a network of 108 retail stores across China. We offer a complete line of business casual women’s wear, including bottoms, tops, and outerwear, as well as accessories, under the OMNIALUO brand names.

There are three different types of retail stores that carry the OMNIALUO brands: (i) company-owned stores, which stores are owned exclusively by the Company and carry only the OMNIALUO brands, (ii) independent distributor stores, which stores are owned exclusively by third parties and carry the OMNIALUO brands exclusively, and (iii) co-owned stores, which stores are owned jointly by the Company and a third party, and carry the OMNIALUO brands exclusively. All three types of stores are located throughout China. As of December 31, 2009 and 2008, our network of retail stores across China consisted of 108 and 208 stores, respectively. Out of the 208 stores we had as of December 31, 2008, there were 27 Company-owned stores, 31 co-owned stores and 150 independent stores.  Out of the 108 stores we had as of December 31, 2009, there were 27 Company-owned stores, 8 co-owned stores and 73 independent distributor stores.

Our current target customers are “white-collar” and “pink-collar” urban females between the ages of 25 to 35. In China, generally, “white-collar” individuals are described as working professionals with after-tax annual income ranging from $2,500 to $7,500 and “pink- collar” individuals are female working professionals with after-tax annual income ranging from $7,500 to $22,500.

The OMNIALUO brand of apparel has been awarded “China’s Best Women’s Wear Design” by China Fashion Designers Association (“CFDA”) every year from 2002-2006. Ms. Zheng Luo, a prominent designer in China, is our chief executive officer, chief designer and the originator of the OMNIALUO brands. Ms. Zheng Luo was also the founder and principal shareholder of Omnia BVI prior to our reverse acquisition with Omnia BVI described above. Ms. Zheng Luo is currently our largest individual shareholder.  Ms. Zheng Luo has won numerous prestigious awards and was recently named by Cosmopolitan Magazine the "2008 Chinese Fashion Designer of the Year". Under the leadership of Ms. Zheng Luo OMNIALUO sets its goal to become the Chinese brand equivalent of Ralph Lauren, Vera Wang and Anna Sui. The OMNIALUO brands benefit significantly from Ms. Zheng Luo’s professional reputation.

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

OMNIALUO brand apparel and our chief designer, Ms. Zheng Luo, have consistently won top fashion design awards in China since 2002. Most recently, Ms. Zheng Luo was recognized by the Cosmopolitan Magazine as the “China Designer of the Year” in 2008.

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

In the fourth quarter of 2007, we started designing and developing “Omnialuo Collections” to target “golden collar” female professionals in China. The garments are generally priced from US$250 to US$400. We plan to produce only 100 to 200 pieces per style, so as to create a sense of exclusivity. We initially introduced “Omnialuo Collections” to the market on a small scale in the fourth quarter of 2007, we fully launched the product line in the third quarter of 2008.

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

Our full retail price of apparel is typically five to six times our actual production cost. For example, if a shirt costs $15 in raw materials and manufacturing, full retail price will be $83, or 5.5 times production cost. However, only “new arrival” apparel sells at full retail price. The “new arrival” period usually lasts for two months. After such time, various discounts and promotions reduce the actual selling price to between 60% to 80% of the full retail price, which is equivalent to 3 to 4 times production cost.

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

Our current target customers are “white-collar” and “pink-collar” urban females between the ages of 25 to 35. In China, “pink-collar” refers to women who typically earn $7,500 to $22,500 annually “White-collar” refers to women who typically earn $2,500 to $ 7,500 annually.

Our plan has been to expand our target demographic to 35 to 45 year-old females by offering premium and mature styles of apparel. Since 2007, our designs in the spring/summer wear collection have reflected these new styles. Tapping into the 35 to 45 year-old female market is also intended to develop a large group of loyal customers as well as increase revenues and profits. In China, the wealthiest consumers are the 25 to 45 year-old group, much younger than the highest earning group (45-54 years old) in the United States (McKinsey & Company’s proprietary 2004 personal-financial-services surveys in China). A study by Women’s Wear Daily (“In the Crosshairs”, an article written by Lisa Movius, published in Women’s Wear Daily on March 22, 2005) indicated that urban females aged between 25 to 35 in China demonstrate the highest consumption needs in apparel, spending more than 20% of their disposable income on clothing compared to the national average of 8% to 10%. Our strategy of focusing on the 25 to 45 year-old urban female segment is intended to capitalize on this consumption pattern.

Distribution Network and Methods

Our products are sold in the following types of stores: (i) company-owned stores, which stores are owned exclusively by the Company, (ii) co-owned stores, which stores are owned jointly by the Company and a third party, and (iii) independent distributor stores, stores are owned exclusively by third parties. All three types of stores carry the OMNIALUO brands exclusively. We refer to company-owned stores and co-owned stores collectively as retail stores.  All three types of stores are located throughout China. We also run special, limited-time outlet sales in major malls to sell excess inventories at the end of each season. We currently do not have franchisees or franchised stores.

The table below summarizes the characteristics of our major distribution channels and the number of stores we had as of December 31, 2009:

Sales Channel	Sub Channel	Location	Objective	Characteristics	*Store Level Net Profit Margin

Company-owned Stores (27)	Flagship Stores	Major shopping malls in Tier 1 cities	Showcase brand and attract customers and distributors	Capital outlay: High Inventory risk: High Operating expenses: medium	Medium-low
	Standard Stores	Key shopping malls in highly competitive Tier 1 & Tier 2 cities	Test market to gauge customer interest and increase sales	Capital outlay: High Inventory risk: Medium Operating expenses: Medium	Medium
Co-owned Stores (8)	Co-owned Stores	Tier 1 & Tier 2 cities	Maximize sales and profit	Capital outlay: Medium Inventory risk: High Operating expenses: Medium	Medium-high

Independent Distributor Stores (73)	Independent Distributor Stores	Tier 1, Tier 2 & Tier 3 cities	Maximize sales and profit	Capital outlay: Low Inventory risk: Low Operating expenses: Low	High

* In calculating the store level net profit margin, we take into consideration related store expenses billed to us, including decoration, rent, payroll, mall management fees, and utilities.

Company-owned Stores

Company-owned stores are retail stores owned 100% by us and which sell the OMNIALUO Brand exclusively. We manage the daily operations of these stores, and pay all operating expenses, including decoration, rent, payroll, and utilities. All company-owned stores are located either within shopping malls or in independent stores located on the street. There are two types of company-owned stores, (1) flagship stores, and (2) standard stores. Flagship stores are high-profile stores, located in key shopping malls of first-tier cities, such as Shanghai, Beijing, and Shenzhen.  These stores are extravagantly decorated, display a number of luxurious items and offer the complete OMNIALUO Brand product line. The cost of opening and operating flagship stores is high, thus making them the least profitable among all store types. Standard stores are well decorated, however, they are less extravagant than the flagship stores, and are operated in major shopping malls of the first-tier and second-tier cities.  These stores are fashionably decorated and offer the most complete product lines. These stores serve to showcase and promote the OMNIALUO brands. In addition, the Company-owned stores are used to monitor market trends and our products’ performance. Company-owned stores have the lowest profitability among all our distribution channels. Nonetheless, we believe that shopping malls are the best location for our stores as according to the CGIR, in 2005, shopping malls and department stores represented more than 55% of apparel sales in urban cities in China.

Co-owned Stores

Co-owned stores are owned jointly by us and a third party and sell the OMNIALUO Brand exclusively. All co-owned stores are located in key shopping malls in first-tier and second-tier cities. We are obligated to share revenues with the shopping malls in which our stores are located. In some instances there are minimum revenue payments to the landlord, or a threshold before revenue is split, or both. On average, we must turn over 20% of the profits from each store to the shopping mall in which such store is located. The co-ownership partner receives 30% of the revenue from co-owned stores, after deducting the 20% due to the shopping mall. Operating expenses are split evenly between us and the co-ownership partners, however, 70% of the up-front investment is made by us. We retain full ownership of the inventory delivered to the co-owned stores. Co-owned stores serve as good complements to Company-owned stores and independent distributor stores with a relatively high net profit margin of 40%-50%.

As of December 31, 2009 and 2008, we operated 35 and 58 retail stores, respectively, of which there were 27 and 27 company-owned stores, respectively, in key shopping malls in the first-tier and second-tier cities (see below under “Location of Retail Stores - Markets” ), and 8 and 31 co-owned stores, respectively, in key shopping malls located in first-tier and second-tier cities. The two types of stores collectively accounted for approximately 34.9 of our total revenue in 2009 and approximately 44.4% of our total revenue in 2008.

Independent Distributor Stores

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

Independent distributor stores are the most important distribution channel for our sales. As of December 31, 2008 and December 31, 2009, we had 150 and 73 independent distributor stores, respectively, across China. The independent distributor stores represented approximately 55.6% of our total revenues in 2008, and represent approximately 65.1% of our total revenues in 2009. Our future success is to a large extent dependent on increasing the number of the independent distributor stores.

During 2009, there was one customer who contributed 10% or more to the Company’s consolidated revenue: Wuxi Langyi(24.78%).  During 2008, there was no customer who contributed 10% or more to the Company’s consolidated revenue.

Outlets & Special Sales Promotions

Periodically, we run outlet sales in major malls to dispose of excess inventory at the end of each season. We earn a small profit from the outlet channel.

Dedicated Support for Independent Distributors and Co-ownership Partners

We provide assistance to our independent distributors and co-ownership partners. By helping the independent distributors and co-ownership partners operate efficiently and profitably, and rewarding independent distributors and co-ownership partners that meet or exceed sales targets, we hope to encourage successful distributors and co-ownership partners to open more stores. Many of our top ten distributors have multiple independent or co-ownership stores.

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

Growth Plan for Distribution Channels

Since our formation in the third quarter of 2006, one of our growth strategies is to open new stores, especially independent distributor stores and co-owned stores which generally have higher margins than company-owned stores. As of November 12, 2008, we had 245 stores altogether. However, as a result of the global economic recession and the presumed temporary but nonetheless marked decrease in Chinese consumer spending, particularly in the fourth quarter 2008, we were forced to close certain stores that did not make their pre-determined sales requirements. We believe that it was necessary to remove non-performers from an otherwise strong network of retail outlets. While formerly on pace to meets our goal of 250 stores by year-end 2008, it became necessary in the fourth quarter to cease pursuit of this goal and trim store count for the long-term good of the Company. As such, we closed 37stores by December 31, 2008.

In January 2009, additional stores that did not meet performance requirements were subsequently closed. As of January 31, 2009, we had 178 stores in total, including 27 company-owned stores, 31 co-owned stores, and 120 independent distributor stores. In February 2009, we closed another 13 stores that did not meet performance requirements. As of February 28, 2009, we had 165 stores in total, including 27 company-owned stores, 31 co-owned stores and 107 independent distributor stores. We continued to close non-performing stores in the remaining period of 2009 in order to better face global economic crisis. As of September 30, 2009 we had 135 stores in total, including 27 company-owned stores, 15 co-owned stores, and 93 independent distributor stores. As of December 31, 2009, we had 108 stores in total, including 27 company-owned stores, 8 co-owned stores and 73 independent distributor stores. The total store count is still subject to change based on prevailing market conditions. Nevertheless, we believe that there has been indication that the deterioration of the Chinese consumer market has slowed down in recent months. If the market condition improves, we expect that no more stores will be closed except those that need to be replaced by new stores. Our goal is to have 150 stores in total by the end of 2010.

We believe our focus in expanding independent distributor stores and co-owned stores is generally feasible because we structure our independent distributor stores and co-owned stores to require low startup costs. We are also prepared to launch advertising campaigns and market promotions to boost our brand recognition, when necessary, in conjunction with our expansion plan. We launched advertising campaigns and market promotions of OmniaLuo in October 2007 that continued into 2009. The advertising campaign features Ms. Zheng Luo and the OMNIALUO brands in major fashion magazines in China such as Vogue, Harper’s Bazaar and Cosmopolitan. We believe that the increased publicity will enhance our brand image and result in increased interest from independent distributors and co-partners.

Franchising

We will be eligible to enter into franchise arrangements one year after our application for a retail license is approved. However, we have no existing plans to enter into such arrangements.

Location of Our Stores - Markets

There is significant regional disparity in China with respect to per capita GDP. China is divided into five regions, the Eastern, Southern, Western, Northern and Central regions. Eastern and Southern China are the richest regions and historically represent approximately 36% of China’s population and approximately 56% of China’s GDP.

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

Company-Owned Stores and Co-Owned Stores
Region	Main City	Number of Stores
Eastern China	Shanghai	4
	Other	0
Southern China	Shenzhen	11
	Guangzhou	5
	Other	2
	Fujian	3
Western China	Kunming	4
Central China	Wuhan	6
Northern China	Shenyang, Harbin, Beijing, Jinzhou, Qingdao	0
Total		35

Independent Distributor Stores
Region	Total Number of Stores	Number of Distributors
Eastern China	27	23
Southern China	37	16
Central China	17	11
Western China	16	12
Northern China	11	11
Total	108	73

Product Design, Research and Development

Designers

One of our main strengths is our artistic design team led by Ms. Zheng Luo, who is our chief designer, founder and chief executive officer. Ms. Zheng Luo is a prominent designer in China’s fashion industry.  Our design team consists of 14 designers, many of whom have been working with Ms. Zheng Luo for several years. Ms. Zheng Luo’s ability to retain her design team provides for consistent designs and greater brand loyalty.

Ms. Zheng Luo and the OMNIALUO brands have been featured frequently in various popular fashion magazines such as Harper’s Bazaar, L’Official, Marie Claire, Vogue, Jessica and Cosmopolitan. Ms. Zheng Luo has also been interviewed by many leading domestic and international media, including China Central Television (“CCTV”), the largest TV network in China, Hong Kong Phoenix TV, French Fashion TV, Italian Orbit TV, Vogue UK and Washington Daily. In 2003, Ms. Luo was invited to present her design and hold a fashion show for Fashion China Seminar in the Museum of Louvre.  In September 2008, Ms Luo, as the only designer invited from China, held a fashion show at the New York Fashion Week.  Recently, Ms. Zheng Luo was acknowledged by the Cosmopolitan Magazine as the “China Designer of the Year” for 2008.

Ms. Zheng Luo’s designs have been worn by several Chinese media celebrities. In 2006, the well-known Chinese movie star Ms. Ziyi Zhang, who starred in films such as Memoirs of a Geisha, House of Flying Daggers , and Hero, wore one of her evening dresses while attending a celebrity charity banquet. Ms. Luo’s fashion show held in Beijing in November 2006 was attended by, among other notable attendees, Ms. Bingbing Fan, who ranked as the 7th most famous person in China according to Forbes . Ms Bingbing Fan wore Ms. Zheng Luo’s design to that Beijing show.

We conduct active training programs for our designers. Each of our designers attends, on average, more than 10 training sessions ever year and visits the Hong Kong SAR and other major cities in China regularly to see the latest fashion trends and understand local tastes. Training sessions take various forms, including attendance of fashion shows, fashion salons and fashion seminars.

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

We typically receive, on average, 80% of our orders during these trade events. This percentage is expected to be lower going forward due to our enhanced marketing efforts outside of the trade events and we expect to obtain more orders from other distributors who do not participate in the trade events. We completed the implementation of a new information management system for product order placements, to enhance our overall business process management, in Company-owned and co-owned stores in 2007. We have also selected 20 independent distributors for implementation of the system.

Our design team currently develops more than 1,600 new products per year, but only releases about 550 new products after careful selection of what to release to the market. We constantly focus on improving the design and quality of the garments we produce.

The design process for each season requires approximately fifty to sixty days from conceptualization to finalization, and can be roughly divided into three stages, planning, design and sample making. The design process of one season will start while that of the preceding season is still in progress.

(i)
Planning. In the planning stage, our design team forecasts the upcoming seasons’ fashion trends for Chinese women’s apparel. The goal is to integrate the latest North American fashion trends with the Chinese woman’s aesthetic sense. The design teams then develop four themes per collection. After deciding on the main themes, the design team decides how many product lines to introduce under each theme. The planning stage lasts approximately 20 days.

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

We do not use independent agents in our procurement activities. We believe that our in-house personnel are better equipped to focus on and represent our interests, to respond to our needs and, are more likely to build long-term relationships with key vendors. We believe that these relationships will improve our access to raw materials at favorable prices over the long-term.

The entire process from searching for suppliers to reaching a procurement agreement usually takes one week. In most cases, it takes 20 to 30 days to receive the purchased raw materials. In case inventory is lower than required, we remedy shortfalls by purchasing from the same suppliers to ensure the consistency of quality. Manufacturers’ delivery dates are generally specified by contract to ensure that products will be available in our warehouses when we need them. We believe we have good relationships with our suppliers and, generally, there are adequate sources to enable us to produce sufficient supply of apparel in a timely manner. Once we purchase the material, those materials are delivered to independent manufacturers for further processing and/or decoration.

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

We currently purchase a variety of materials from more than fifty vendors. We believe that there is a sufficient number of suppliers for such materials in the market. In 2009, Yi Sheng Fabric was the only supplier that accounted for more than 5% of our total raw material and finished goods purchases. No supplier accounted for more than 5% of our total raw material and finished goods purchases in 2008.

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

We believe that our long-term, reliable and cooperative relationships with many of our manufacturers provide a competitive advantage over many of our competitors. Our merchandise is produced by approximately 15 independent manufacturers located in Guangdong Province, China with close proximity to our headquarters in Shenzhen, China. Xin Cai, one of the 15 contract manufacturers, currently produces approximately 10.8% of our annual manufactured garments in terms of dollar amount.

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

Information Management Systems

Since January 2007, we have been implementing a new information management system. This system is intended to enable us to procure raw materials on an economic purchase order basis, keep track of raw materials stock on a real time basis and monitor the production process. This system is intended to improve production efficiency and reduce purchasing and storage costs. We have applied the distribution function of the new system to our Company-owned stores and some of our co-owned stores. By implementing the distribution function, we are able to check our apparel stock in different categories, different sizes and colors on a real-time basis. For example, if one company-owned store is in need of certain inventory, we are able to immediately communicate to the other company-owned store with excess inventory in that category and ensure a prompt redistribution of inventory among both stores within one or two days. This new distribution function is expected to reduce lost sales arising from inventory shortages in particular stores and better allocate resources among different stores across different regions. Currently, we are satisfied with the implementation results of the new distribution function in the Company-owned stores and our co-owned stores. We have started to extend the application of the new system to selected independent distributor stores. As of December 31, 2009, 55 independent distributors are qualified to have access to the new system, which accounted for more than half of our total independent distributors stores at the end of 2009.

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

Backlog

On December 31, 2009, our backlog of unfilled firm orders for delivery was approximately $2.5 million, compared with a backlog of unfilled firm orders for delivery of approximately $4.0 million as of December 31, 2008. We believe that our backlog at any specific point in time is not necessarily indicative of sales and business results in the near future.

Employees

All of our employees are employees of our wholly owned PRC operating subsidiary, Oriental Fashion. As of December 31, 2009, we had approximately 150 full-time employees. We consider our employee relationships to be satisfactory. We plan to increase the number and level of our skilled executive management executives.

Intellectual Property

The Company has two trademarks, OMNIALO and OMNIALUO, that are registered in the PRC. Starting from November 17, 2009, such trademarks have also been registered in the United States.

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

Among our competitors are well established domestic brands such as Moiselle and Pink Mary and well established international brands such as Ports 1961 and others, most of which have the same demographic focus as us. Many of our domestic competitors, and most or all of our international competitors, are significantly larger and have substantially greater distribution and marketing capabilities, capital resources and brand recognition. We believe we can effectively compete with other brands based on our attention to Chinese customers’ aesthetic tastes, reflected through our design and use of materials, and the role in and commitment to the Company of our chief designer, founder and principal stockholder, Ms. Zheng Luo.

Growth Strategy

We plan to grow our sales and net profit margin based on the following strategies:

Selectively Expand Distribution Channels

Since our formation in the third quarter of 2006, one of our growth strategies is to open new stores, especially independent distributor stores and co-owned stores which generally have higher margins than company-owned stores. As of November 12, 2008, we had 245 stores altogether. However, as a result of the global economic recession and the presumed temporary but nonetheless marked decrease in Chinese consumer spending, particularly in the fourth quarter 2008, we were forced to close certain stores that did not make their pre-determined sales requirements. We believe that it was necessary to remove non-performers from an otherwise strong network of retail outlets. While formerly on pace to meets our goal of 250 stores by year-end 2008, it became necessary in the fourth quarter to cease pursuit of this goal and trim store count for the long-term good of the Company. As such, we closed 37stores by December 31, 2008. In 2009, we continued to close non-performing stores in order to better better face global economic crisis. As of December 31, 2009, we had 108 stores in total, including 27 company-owned stores, 8 co-owned stores and 73 independent distributor stores. The total store count is still subject to change based on prevailing market conditions. Nevertheless, we believe that there has been indication that the deterioration of the Chinese consumer market has slowed down in recent months. If the market condition improves, we expect that no more stores will be closed except those that need to be replaced by new stores. Our goal is to have 150 stores in total by the end of 2010.

We believe our focus in expanding independent distributor stores and co-owned stores is generally feasible because we structure our independent distributor stores and co-owned stores to require low startup costs. We are also prepared to launch advertising campaigns and market promotions to boost our brand recognition, when necessary, in conjunction with our expansion plan. We launched advertising campaigns and market promotions of OmniaLuo in October 2007 that continued into 2009. The advertising campaign features Ms. Zheng Luo and the OMNIALUO brands in major fashion magazines in China such as Vogue, Harper’s Bazaar and Cosmopolitan. We believe that the increased publicity will enhance our brand image and result in increased interest from independent distributors and co-partners.

Develop New Merchandise Categories

Accessories have been identified as an important future product line for the OMNIALUO Brand. The new expanded accessories product line was released in the third quarter of 2007. In addition, in the first quarter of 2009, we applied to the Trademark Office for a new trademark, OM WEEKEND.  The products with this trademark will target female professionals in China who are 18-30 years old. We intend for OM WEEKEND and OMNIALUO to develop into a more perfect brand system, which we will then take “up market”.

Expand our Market Vertically and Horizontally

We aim to continue to target the 25 to 35 year old female demographic and vertically extend into the 35 to 45 age group by offering premium and mature styled apparel. The 35 to 45 year old female age group generally has higher brand loyalty and purchasing power. Penetrating this age group is intended to develop a large group of loyal customers and increase our profits. We will also seek to expand our market horizontally by increasing our visibility in northern China by offering apparel tailored to the local consumers’ dressing tastes. This is being implemented by our designers who have an understanding of local northern China preferences. These designs were included in our spring/summer 2009 product line that was released in December 2008.

Regulatory Matters

Franchise Regulation

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

Elimination of Restrictions on International Competitors in China

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

Economy in China

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

Segments

The garment industry in China can be divided into seven major categories, which are women’s outerwear, men’s outerwear, kids’ outerwear, knitwear, underwear/nightwear, accessories, and socks. Women’s outerwear is the biggest sector in the Chinese garment industry and accounted for approximately 36% of garment industry sales by dollar amount in 2005.   In contrast, men’s outerwear only represented approximately 22% of industry sales in the same period. Underwear/nightwear is also a significant sector in garment industry in China.

The below diagram illustrates the percentage of sales for each garment category in 2005 in China. Overall garment industry sales in China in 2005 were $87 billion (Source: Chinese Garment Industry Report, 2005-2006).

Concentration

Rates of concentration differ from one garment sector to another. Men’s wear in China was the most concentrated sector, with the top 10 sellers (both international brands and Chinese domestic ones) occupying approximately 50% of collective sales in men’s wear. Kids’ wear follows as the second most concentrated sector, with the top 10 sellers representing approximately 35% of overall sales of kids’ wear. Women’s wear is the most fragmented sector, with then top ten sellers only accounting for approximately 13.36% of sales. The garment industry is not experiencing a major consolidation. Instead, it is undergoing a reshuffling with quality brands, existing or new, taking market share from low quality and non-branded products.

Distribution Channels

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

Structural Changes

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

Market Analysis

Market Segments

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

Market Size

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

Source: Chinese Garment Industry Report 2005-2006

Target Market Growth
China’s GDP growth is expected to be 7% in the next five years as China is emerging as a major economic power. The increasing urbanization rate and a substantial annual increase in per capita consumption are expected to fuel the growth in apparel market. The CGIR forecasts that the apparel industry will continue to grow for the next few years and the women’s apparel market is expected to outpace the overall apparel industry. As consumption in the Chinese apparel industry is undertaking structural changes from quality focus to quality brand focus, the fastest growth segment will likely to take place in branded products like the OMNIALUO brands.

The Company targets white-collar and pink-collar females in China in the upper-middle class and mass affluent class. As the economic growth continues, growth in both of these classes and their disposable income is expected.

Source: National Bureau of Statistics of China; McKinsey Global Institute analysis

Source: National Bureau of Statistics of China; McKinsey Global Institute analysis

ITEM 1A. RISK FACTORS

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

Our future success will depend in part on the continued service of certain key management and other personnel, particularly Ms. Zheng Luo, our chief executive officer and chief designer, who is closely associated with our brand names. Although Ms. Zheng Luo is our principal shareholder, and has entered into non-competition agreements with us and our Chinese operating subsidiary, none of these factors and arrangements ensure the continued availability of Ms. Zheng Luo’s services to us. We currently have not obtained key-person life insurance with respect to Ms. Zheng Luo. Even if we are to obtain such key-person life insurance for Ms. Zheng Luo, such such insurance will only cover certain risks relating to our dependency on Ms. Zheng Luo, and the amount of such insurance may not be adequate to compensate for any loss of Ms. Zheng Luo’s services.

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

The relative lack of public company experience of our management team may put us at a competitive disadvantage.

Our management team lacks public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley.  Aside from our chief financial officer, David Xuguo Wang, our senior management does not have experience managing a publicly traded company.  Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis.  Our senior management may be unable to implement programs and policies in an effective and timely manner that adequately respond to the increased legal, regulatory and reporting requirements associated with being a publicly traded company.  Our failure to comply with all applicable requirements could lead to the imposition of fines and penalties, distract our management from attending to the management and growth of our business, result in a loss of investor confidence in our financial reports and have an adverse effect on our business and stock price.

As a public company, we are obligated to maintain effective internal controls over financial reporting. Our internal controls may not be determined to be effective, which may adversely affect investor confidence in us and, as a result, decrease the value of our Common Stock.

The PRC has not adopted management and financial reporting concepts and practices similar to those in the United States.  We may have difficulty in hiring and retaining a sufficient number of qualified finance and management employees to work in the PRC.  As a result of these factors, we may experience difficulty in establishing and maintaining accounting and financial controls, collecting financial data, budgeting, managing our funds and preparing financial statements, books of account and corporate records and instituting business practices that meet investors’ expectations in the United States.

Rules adopted by the Securities and Exchange Commission, or the Commission, pursuant to Section 404 of Sarbanes-Oxley require annual assessment of our internal controls over financial reporting, and attestation of this assessment by our independent registered public accountants.  This requirement first applied to our annual report on Form 10-K for the fiscal year ended December 31, 2008 and the attestation requirement of management’s assessment by our independent registered public accountants will first apply to our annual report on Form 10-K for the fiscal year ended December 31, 2010.  The standards that must be met for management to assess the internal controls over financial reporting as effective are relatively new and complex and require significant documentation, testing and possible remediation to meet the detailed standards. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting.  The process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 is costly and challenging. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to conclude that our internal control over financial reporting is effective. We could lose investor confidence in the accuracy and completeness of our financial reports, which could harm our business and cause the price of our Common Stock to decline.

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

Our business is highly seasonal and if we fall significantly short of our anticipated earnings in one or more quarters, it will significantly decrease the working capital available to us in the following quarters, which may adversely affect our purchasing abilities.

Our business is highly seasonal, with the highest proportion of sales and operating income generally being generated in the fourth quarter of each year, lesser proportions in the second and third quarter of each year, and the lowest proportion of sales and operating income being generated in the first quarter of each year. Our working capital requirements are likely to fluctuate during the year, increasing substantially during one or more quarters as a result of higher planned seasonal inventory levels and higher receivables. If we fall significantly short of our anticipated earnings in one or more quarters, it will significantly decrease the working capital available to us in the following quarters. Due to limitations on borrowing levels, a decrease in working capital may adversely affect our purchasing abilities which would have a material adverse effect on our revenues.

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

Successful implementation of our business strategy will require us to develop our operations and effectively manage growth. Any growth will place a significant strain on our systems, management, financial, product design, marketing, distribution and other resources, which would cause us to face operational difficulties. To manage future growth, our management must build operational and financial systems and expand, train, retain and manage our employee base. For instance, we will need to enhance our information systems and operations and attract and retain qualified personnel. Our management may not be able to manage our growth effectively if our systems, procedures, controls and resources are inadequate to support operations. In such case, our expansion would be halted or delayed and we may lose our opportunity to gain significant market share or the timing advantage with which we would otherwise gain significant market share. Any inability to manage growth effectively may harm our ability to implement and execute out current or any subsequent business plans.

If we are unable to effectively implement our new information management system and data networks, our ability to mange our inventory would be disrupted.

We are implementing a new information management system and data networks. The system has been fully operational in Company-owned stores and co-owned stores since the end of 2007, and we have selected 60 independent distributor stores for implementation of the system by December 31, 2009. Delays or other difficulties in implementing this system could disrupt our ability to manage our inventory effectively. In addition, we plan to establish five regional centers to better monitor each region’s market dynamics, facilitate traffic flows, ensure rapid response and provide partner support and supervision. There is no assurance that this expansion will be completed on time or that it will be successful. Any failure to manage growth effectively could have a material adverse effect on our results of operations and financial condition.

We depend on others to manufacture our products and any disruption in manufacturing could have a material adverse effect on our business.

Our products are manufactured by approximately 15 independent manufacturers. We do not operate any production facilities. One manufacturer engaged by us, Yin Hu Company (“Yin Hu”), formerly a related party to us but unaffiliated with us since early 2007, currently produces approximately 40% of our annual manufactured garments in terms of dollar amount.. The inability of a manufacturer to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss our customers’ delivery requirements for those items. As a result, cancellation of orders, refusal to accept deliveries or a reduction in purchase prices could have a material adverse effect on us.

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

We have closed a significant number of stores in 2009 and cannot be certain that we will be able to execute our plan to open additional stores or that such store openings will be successful.

Since our formation in the third quarter of 2006, one of our growth strategies is to open new stores, especially independent distributor stores and co-owned stores which generally have higher margins than company-owned stores. As of November 12, 2008, we had 245 stores altogether. However, as a result of the global economic recession and the presumed temporary but nonetheless marked decrease in Chinese consumer spending, particularly in the fourth quarter 2008, we were forced to close certain stores that did not make their pre-determined sales requirements. As of December 31, 2009, we had 108 stores in total, which is still subject to change based on prevailing market conditions. Nevertheless, we believe that there has been indication that the deterioration of the Chinese consumer market may have slowed down in recent months. If the market condition improves, we expect that no more stores will be closed except those that need to be replaced by new stores. Our goal is to have 150 stores in total by the end of 2010.

However, successful implementation of our company’s growth strategy depends on a number of factors including, but not limited to, favorable economic conditions, obtaining desirable store locations, negotiating acceptable leases, completing projects on budget, supplying proper levels of merchandise and the hiring and training of store managers and sales associates. We cannot assure you that all these factors would exist in our favor for us to be able to execute our plan to open additional stores.

In addition, new stores may place increased demands on our company’s operational, managerial and administrative resources, which could cause our company to operate less effectively. Furthermore, there is a possibility that new stores that are opened in existing markets may have an adverse effect on future sales of previously existing stores in such markets. In addition, our failure to predict accurately the demographic or retail environment at any future store location could have a material adverse effect on our business, financial condition and results of operations.

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

We conduct all of our operations and generate all our revenues in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Some of the things that could have this effect are:

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

On August 8, 2006, six PRC regulatory agencies, including the CSRC, promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, which became effective on September 8, 2006. This new regulation, among other things, has certain provisions that require SPVs formed for the purpose of acquiring PRC domestic companies and controlled by PRC individuals, to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock market. In our case, theformation in September 2006 by Omnia BVI of Oriental Fashion, and Oriental Fashion's subsequent, limited acquisition of discrete assets from Oumeng, should not be seen as an acquisition of a PRC domestic company as contemplated by the new regulation and we therefore have not applied to the CSRC for approval under this regulation. Nonetheless, if the CSRC or another PRC regulatory agency subsequently determines that the CSRC’s approval was required for our recent private placement or quotation on OTCBB, we may face sanctions by the CSRC or another PRC regulatory agency. If this happens, these regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the repatriation of the proceeds from that private placement into the PRC, restrict or prohibit payment or remittance of dividends to us or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our shares.

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

On March 16, 2007, the National People's Congress passed a new corporate income tax law, which became effective on January 1, 2008. This new corporate income tax unifies the corporate income tax rate, cost deductions and tax incentive policies for both domestic and foreign-invested enterprises in China. According to the new corporate income tax law, the applicable corporate income tax rate of Oriental Fashion and any other future Chinese subsidiaries will incrementally increase to 25% over a five-year period. According to the Circular on the Implementation of Preferential Policies concerning the EIT Transition issued by the State Council on December 26, 2007, the enterprise income tax rate for companies established in Shenzhen shall be 18% in 2008, 20% in 2009, 22% in 2010, 24% in 2011 and 25% from 2012 onwards. By virtue of the New CIT Law and the foregoing tax reduction, Oriental Fashion was subject to EIT rate of 10% during 2009.  During 2008, Oriental Fashion was subject to EIT rate of 18%, with full tax exemption.

The discontinuation of any special or preferential tax treatment or other incentives could adversely affect our business and our net income.

Under the New EIT Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders.

China passed a new Enterprise Income Tax Law, or the New EIT Law, and its implementing rules, both of which became effective on January 1, 2008. Under the New EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the New EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the New EIT Law and its implementation non-Chinese enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operation reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) ½ directors with voting rights or senior management often resident in China. Such resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC shareholders. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a Chinese natural person. Nor are detailed measures on imposition of tax from non-domestically incorporated resident enterprises are available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

However, as our case substantially meets the foregoing criteria, there is a likelihood that we are deemed to be a resident enterprise by Chinese tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the New EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC shareholders and with respect to gains derived by our non-PRC shareholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2008 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

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

We anticipate that the market price of our shares will fluctuate significantly in response to numerous factors, many of which are beyond our control, including, without limitation:

•	the announcement of new products or product enhancements by our competitors;

•	quarterly variations in our and our competitors’ results of operations;

•	changes in financial estimates or recommendations by securities analysts;

•	speculation about our business in the press or investment community;

•	expiration of lock-up agreements; and

•	general market conditions and other factors, including factors wholly unrelated to our own operations or performance.

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

Investor confidence and market price of our shares may be adversely impacted if we or our independent registered public accountants are unable to attest to the operating effectiveness of our internal controls as of December 31, 2009, as required by Section 404 of the U.S. Sarbanes-Oxley Act of 2002.

The SEC, as directed by Section 404 of Sarbanes, adopted rules requiring public companies, including us, to include a report of management of their internal control structure and procedures for financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of their internal controls over financial reporting. We are subject to this requirement commencing with our fiscal year ended December 31, 2010 and a report of our management is included in this Annual Report on Form 10-K. In addition, independent registered public accountants of these public companies must attest to and report on the operating effectiveness of their internal controls. However, this annual report does not include an attestation report because under current law, we will not be subject to these requirements until our annual report for the fiscal year ending December 31, 2009. Our management may conclude that our internal controls over financial reporting are not effective. Moreover, even if our management concludes otherwise, if our independent registered public accountants are not satisfied with our internal control structure and procedures, the level at which our internal controls are documented, designed, operated or reviewed, or if the independent registered public accountants interpret the requirements, rules or regulations differently from us, they may decline to attest to our management’s assessment or may issue a report that is qualified. Any of these possible outcomes could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which could negatively impact the market price of our shares.

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

ITEM 2. DESCRIPTION OF PROPERTY

Properties and Leases

As of December 31, 2009, we have the following leased properties:

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

(3) We operate our warehouse in a leased location at the 1st floor of No. 525, Bagualing Industrial District, Bagua Er Road, Futian District, Shenzhen, China, with approximately 1,399 square feet of space, under a lease expiring on December 31, 2010. The payments under the lease are $1,931 per month.

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

Total rental expenses under operating leases of office and showroom space were $452,256 for the period ended December 31, 2009, and $462,658 for the period ended December 31, 2008.

We also operate 27 company-owned stores and, jointly with third parties, 8 co-owned stores in leased locations in various geographic areas in China.

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

ITEM 4. RESERVED

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

Quarter Ended	High *	Low *
03/31/2008	$2.15	$1.10
06/30/2008	$1.53	$1.10
09/30/2008	$1.40	$0.85
12/31/2008	$1.25	$0.36
03/31/2009	$0.34	$0.33
06/30/2009	$0.21	$0.21
09/30/2009	$0.20	$0.20
12/31/2009	$0.17	$0.14
*	The above table sets forth the range of high and low closing prices per share of our common stock as reported by www.quotemedia.com for the period indicated.

Approximate Number of Holders of Our Common Stock

On March 25, 2009, there were approximately 92 stockholders of record of our common stock. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

Dividend Policy

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

 Purchase of Our Equity Securities

 No repurchases of our common stock were made during the fiscal year 2009

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS

MANAGEMENT'S DISCUSSION AND ANALYSIS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following selected consolidated statements of operations and comprehensive (loss) income data for the years ended December 31, 2008 and 2009, and the consolidated balance sheet data as of December 31, 2008 and 2009 are derived from the audited consolidated financial statements of the Company included in this Annual Report. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes appearing elsewhere in this report. Our historical results are not necessarily indicative of our results for any future periods.

(All amounts, other than per share data, in U.S. dollars)
	Statement of Operations
	Year Ended December 2009	Year Ended December 2008

Revenue	$9,349,878	$11,902,404

Gross Profit	574,910	7,064,118

Operating expenses	6,368,933	5,646,050

Total segment profit(1)	(4,946,980	2,553,925

(Loss) income from operations	(5,794,023)	1,418,068

Income taxes	—	—

Net (loss) income	(5,303,436)	1,038,676

Basic and Diluted (Loss) Earnings Per Share (2)	$(0.23)	$0.05

(1)
Oriental Fashion is the Company’s only operating subsidiary and is engaged in woman apparel design, manufacturing and distribution in China.

For 2009, this number is net income before deducting general and administrative expenses for $418,395 and Stock-based compensation for $304,642.

(2)	Adjusted to reflect the recapitalization of the Company following the consummation of the share exchange with Omnia BVI.

BALANCE SHEET DATA

	At December 31, 2009	At December 31, 2008

Working capital	$4,487,800	$9,221,406

Current assets	8,363,489	14,199,593

Total assets	9,179,778	15,283,882

Current liabilities	3,875,689	4,978,187

Total liabilities	3,875,689	4,978,187

Stockholders’ equity	5,304,089	10,305,695

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

Overview

OmniaLuo, Inc., the name of which was changed from Wentworth II, Inc. on November 16, 2007, is a holding company that conducts all of its business operations through its direct wholly-owned subsidiary, Omnia BVI, established in August 2006, and Omnia BVI’s Chinese subsidiary, Oriental Fashion, established in September 2006. Oriental Fashion designs, develops, markets and distributes women’s apparel under the brand names of OMNIALO and OMNIALUO through its network of retail stores across the People’s Republic of China (“PRC” or “China”), which consisted of 84 stores as of December 31, 2006, 103 stores as of March 31, 2007, 135 stores as of June 30, 2007, 154 stores as of September 30, 2007, 184 stores as of December 31, 2007, 208 stores as of December 31, 2008, and  108 stores as of December 31, 2009 in 29 provinces throughout China. Until our acquisition of Omnia BVI on October 9, 2007, our operations were very limited.

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

(1)
each BVI Preferred Share was converted into a specified number of ordinary shares of Omnia BVI, with each such ordinary share of Omnia BVI then being exchanged for 319.8294 shares of our common stock; and

(2)	each BVI Warrant was exchanged for warrants to purchase our common stock, exercisable at any time during, for a two-year period, commencing on December 17, 2007, at a per share price of $1.25;
(3)
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

(4)
the reverse acquisition of the Company with Omnia BVI and the 2007 Private Placement were collectively deemed to constitute both a Qualified Offering and a Qualified Listing, notwithstanding the absence of a public market price quotation for our common stock; and

(5)
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

Store opening strategy and its result in 2009

One of our growth strategies is expanding store numbers whilst enlarging sales revenue. Since our formation in the third quarter of 2006, we have continued to open new stores. By December 31, 2007, we had opened 184 stores. In 2008, under the make good escrow provisions we were more aggressive in producing more products and opening new stores, by the end of 2008 we had already had 208 stores. However, some of the stores were not well-perfomed.

In 2009, one of the main tasks in front of us was to cut the number of non-performing stores. As such, we closed 100 stores through the year. As of December 31, 2009, we had 108 stores altogether.

We believe that the stores we have now are all well-performing. We will be more cautious in opening new stores in 2010. We plan our store number to be 150 at the end of 2010 in order to keep pace with our business growth speed.

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

Results of Operations for the Years Ended December 31, 2008 and 2009

Since our formation in the third quarter of 2006, we have focused on implementing our strategy of building a design and marketing workforce and an independent distributor and retail store sales network to design, develop, market and distribute “fashionable business casual wear,” our main product line. By the end of December 2009, we had hired and established a design team of 15 designers. By December 31, 2009 we operated or had distribution relationships with 108 stores, comprising 27 Company-owned stores, 8 co-owned stores, and 73 independent distributor stores, compared with 208 such stores as of December 31, 2008.

In 2008, under the make good escrow provisions we needed to fulfill our net income target of $4.3 million. Consequently, we hired a new sales and marketing team to execute this goal. The new sales and marketing team applied opening new distributor stores, expanding production and increasing inventory methods to fulfill this net income goal. As a result, the new store opening speed was very fast. By March 31, 2008, we had 196 stores, and as of October 31, 2008, we already had 245 stores. Due to the expansion of production but low sales speed through those newly opened stores, we had accumulated a huge amount of inventory, amounting to $6,460,621 as of December 31, 2008. This excessive inventory dramatically reduced our inventory turnover speed and impacted our cash flow. The financial crisis exacerbated this position.

In 2009, management took decisive action to handle the slow moving inventories so as to ensure the smooth operation of the Company and such actions included timely disposal of slow moving and obsolete items at high discount of over 60%, i.e. $5.11 million was sold for $2.2 million.

Sales

Sales revenue for the year ended December 31, 2009 was $9,349,878 (among which $2.2 million was from selling the previous year’s inventories), compared with $11,902,404 for the same-year period in 2008, representing 21.45% decrease. This decrease was mainly due to the reason of cutting down all the non-performing stores. Compared with 2008, we had 108 stores left at the end of 2009, 100 non-performing stores were closed. Consequently, the sales was affected to some extent. Besides, selling inventories at high discount also accounted for the reason of low sales revenue. In 2009, on the one hand, we sold our up-to-date products in regular price; on the other hand, we did our best to get cash from those inventories left from 2008 by high discount. As a result, we gained $2.2 million by selling $5.11 million inventories.

Cost of revenues for the year ended December 31, 2009 was $8,774,968 (among which $5.11million was from selling the previous year’s inventories by high discount), compared with $4,838,286 for the same-year period in 2008, representing 81.37% increase. Excluding the previous year inventories selling down of $5.11 million, the cost of revenues should be $3.66 million, which was 25.62% decreased.

Revenue from sales to distributors for the year ended December 31, 2009 was $6,087,807 (or 65.11% of total sales revenue), a decrease of $528,376 (or 7.99%) compared with $6,616,183 for the year ended December 31, 2008. Revenue from retail sales for the year ended December 31, 2009, including sales from Company-owned and co-owned stores, was $3,262,071 (or 34.89% of total sales revenue), a decrease of $2,024,150 (or 38.29%) compared with $5,286,221 for the year ended December 31, 2008. This decrease was mainly because of two reasons: (1) We closed 23 co-owned stores in 2009; (2) In 2009, most of the shopping malls did a lot of sale-off activities in order to stimulate consumption, we had to take part in these activities and sell up-to-date products at high discount, which dropped down our sales revenues from the company-owned and co-owned stores.

As of December 31, 2009, inventories was $2,424,601, a decrease of $4,036,020 (or 62.47%), compared with $6,460,621 as of December 31, 2008 due to a selldown of inventories of 2008. In order to accomplish the 2008 sales revenue target, higher level of inventories had been produced in expectation of higher sales in the fourth quarter of 2008. However, global economic crisis of 2008 caused us to slow sales and the closure of 37 non-performing stores during the second half of 2008. This also caused a substantial built up of ending 2008 inventory of $6,460,621which had to be disposed through deep discount in 2009.
Overall gross profit for the year ended December 31, 2009 was $574,910, compared with $7,064,118 for fiscal year 2008, a decrease of 91.86% due to the same reason as mentioned above of selling those inventories at high discount. If we exclude this factor, our revenue for 2009 was $7.15 million, and the cost of revenues was $3.66 million, the gross profit margin was $3.49 million, represent a gross profit margin of 48.81%, compared with the gross profit margin of 59.35% in 2008, 4.11 percentage dropped. The decrease of gross profit margin was mainly because of the reason that we took part in a lot of activities organized by shopping malls in order to stimulate consumption, which affected our sales of revenue because we had to sell at high discount.

General and administrative expenses, which include rental expenses for our headquarters, salary expenses for management and headquarters staff, and travel and entertainment expenses, were $3,300,806 for the year ended December 31, 2009, an increase of $480,864 (17.05% increased) compared with $2,819,942 in 2008. This increase was mainly due to two reasons: (1) increase of allowance for doubtful accounts. In 2009, we had $805,319 allowance for doubtful accounts, compared with $3,696 in the previous year. (2) non-cash share-based compensation expense of $304,642. In respect of share options granted on January 6, 2009 and January 20, 2009, $304,642 of non-cash expense was allocated to general and administrative expenses.

Selling and marketing expenses, which include all costs associated with sales, marketing and distribution functions, were $2,794,026 (29.88% of sales revenues) for the year ended December 31, 2009, an increase of $179,833 (6.88% increased) compared with $2,614,193 for the year ended December 31, 2008. Thanks to the reason of closing those non-performing stores, we were abliged to write some of the expense relating to rent, decoration expense into selling and marketing expenses, so that the selling and marketing expenses in 2009 was higher than the previous year even though the sales of revenue dropped.

Loss from operations for the year ended December 31, 2009 was $5,794,023 compared to an income of $1,418,068 in 2008. In 2009, $146,610 government grant income was received for our successful listing on the Over-the-Counter Bulletin Board and private placement. After interest income, other income and finance cost, the net loss for the year ended December 31, 2009 was $5,303,436.

Perspective of 2010

2009 was a challenging year for the management, especially in taking decisive actions in enhancing the continuing operation of the company with emphasis on maintaining the cash flow with measures such as disposing slow moving inventories at deep discounts. With most of the non-performing stores already closed down in 2009, the management has planned for strategic expansion of the operation on both a geographical and product level for 2010. Restructuring of the operation is expected to continue during 2010 with the sole objective of achieving profits and return again for shareholders.

Liquidity and Capital Resources

As of December 31, 2009, the Company’s net cash position was $869,495, compared with $ 1,253,997 as of December 31, 2008, a decrease of $384,502. This decrease was mainly attributed to repayment of a $ 439,830 bank loan in 2009.

As of December 31, 2009, trade receivables were $1,380,180, a decrease of $819,576 compared with trade receivables of $2,199,756 as of December 31, 2008 due to our effort of collecting money faster than the previous year.

Other receivables and deposits as of December 31, 2009 was $3,322,414, a decrease of $962,805 compared with $4,285,219 as of December 31, 2008.

Net cash flows provided by operating activities for the year ended December 31, 2009 was $62,193. Net cash used in operating activities for 2008 was $1,846,672.

The Company’s investing activities to date have consisted mainly of the purchase of property and equipment. For the year ended December 31, 2009, the net use of cash in investing activities was $6,651 compared to $516,147 for the year ended December 31, 2008.

Our estimated capital expenditure requirements for 2010 are approximately $2.0 million which we would seek bank loans, which will be used mainly for strategic expansions to ensure the business developing in a rapid and stable way, the management believe it would be sufficient for the normal operations of the company in 2010.

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

Obligations Under Material Contracts

The following table summarizes our outstanding contractual obligations as of December 31, 200(9) need to update:
	Total	Less than 1 year	1-3 years	3-5 years
Long-term debt obligations	$—	$—	$—	$—
Capital lease obligations	—	—	—	—
Operating lease obligations	$696,813	$424,029	$236,764	$36,020
Purchase obligations	—	—	—	—
Other long term obligations	—	—	—	—

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

Use of estimates. In preparing financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of trade and other receivables, inventories, deferred income taxes, provision for warranty and the estimation of useful lives of property, plant and equipment. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from those estimates.

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

Allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of trade receivables. A considerable amount of judgment is required in assessing the amount of the allowance and the Company considers the historical level of credit losses and applies percentages to aged receivable categories accordingly. The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers is to deteriorates, resulting in their inability to make payments, a larger allowance may be required. Bad debts are written off when identified.

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

Revenue recognition. Revenue is recognized when it is probable that the economic benefits will flow to the Company and when the revenue can be measured reliably, on the following basis:

(i)
revenue from sales of the Company’s products is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time of delivery and the sales price is fixed or determinable and collection is reasonably assured; and

In respect of the revenue generated from the co-owned stores, the Company has reviewed FASB ASC 605 and considers itself to fulfill the following indicators for gross revenue reporting: (i) the Company is the primary obligator to the customer as the Company is responsible for fulfillment and customer remedies in the event of dissatisfaction; (ii) the Company retains inventory risk of the unsold inventories in the co-owned stores; and (iii) the Company has complete latitude to set the prices for the products and the net amount to be earned varies with that selling price. Accordingly, the Company is the principal of these transactions according to ASC 605 and reports the revenue from co-owned stores on a gross basis. The payments (or commission) paid to the partners of the co-owned stores are recorded as the Company’s expenses.

(ii)	interest income is recognized on an accrual basis.

Property and Equipment. Property and equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its exiting use. Depreciation is provided on a straight-line basis over the assets’ estimated useful lives at the annual rate of 20%.

Maintenance or repairs are charged or credited to the consolidated statements of operations and comprehensive (loss) income as incurred. Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to the consolidated statement of operations.

Income Taxes. The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations and comprehensive (loss) income in the period that includes the enactment date.

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

On March 16, 2007, the National People’s Congress of the PRC determined to adopt the New corporate income tax law (the “ New CIT Law”).  The New CIT Law unifies the application scope, tax rates, tax deduction and preferential policy for both domestic enterprises (“DE”) and foreign investment enterprises (“FIE”).  The applicable tax rate of DE and FIE will be 25% after their preferential tax holidays and the transition period have ended.  During the transition period, tax rates for the subject entities are 20%, 22% and 24% for the calendar years 2009, 2010 and 2011, respectively, before the application of applicable tax holidays or other tax preferences.

By virtue of the New CIT Law and the above-mentioned tax reduction, Oriental Fashion was subject to EIT rate of 10% during 2009. During 2008, Oriental Fashion was subject to EIT rate of 18% with full tax exemption.

No provision for EIT has been made for the year ended December 31, 2009 since Oriental Fashion had an operating loss.

Comprehensive income. The Company has adopted ASC 220 “Comprehensive Income”, previously SFAS No. 130, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Components of comprehensive income include net income or loss and foreign currency translation adjustments.

Foreign currency translation. The functional currencies of the Company and its subsidiaries include USD and RMB. The Company and its subsidiaries maintain their respective financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of income or loss for the respective periods.

For financial reporting purposes, the financial statements of the subsidiaries which are prepared using RMB have been translated into USD. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income or loss, but are included in foreign exchange adjustments to accumulated other comprehensive income, a component of stockholders’ equity. The exchange rates was RMB1 per $0.1467 as of December 31, 2009, and RMB1 per $0.1467 as of December 31, 2008. The average exchange rates for the period ended December 31, 2009 were RMB1 per $0.1466 and for the period ended December 31, 2008 were RMB1 per $0.1442. There was no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. Changes in interest rates and changes in foreign currency exchange rates have an impact on our results of operations.

Our sales, cost of manufacturing and marketing are transacted in Chinese yuan.  Consequently, our costs, revenue and operating margins may be affected by fluctuations in exchange rates, primarily between the U.S. dollar and Chinese currencies. Proceeds from equity financings are one of our major sources of working capital, which is denominated in U.S. dollars. Our financial position and results of operations are also affected by fluctuations in exchange rates between the functional currency (which is in U.S. dollars) and currencies used in our foreign operations. As currency exchange rates change, translation of the statements of operations of our businesses outside the U.S. into U.S. dollars affects year-over-year comparability. We generally have not hedged against these types of currency risks because cash flows from the PRC operations have been reinvested locally.

ITEM 8.	FINANCIAL STATEMENTS

See the index to our financial statements and our financial statements following the Signature Page at the end of this Annual Report on Form 10-K.

ITEM 9.	RESERVED

None.

ITEM 9A	(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Zheng Luo and Mr. David Wang, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management concluded that as of December 31, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective in providing reasonable assurance of achieving their objectives for the year ended December 31, 2009.

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

Under the supervision and with the participation of our management, including Ms. Zheng Luo and Mr. David Wang, our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective, as of December 31, 2009.

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

Changes in Internal Controls over Financial Reporting.

During the fiscal year ended December 31, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Title
Zheng Luo	39	Chairwoman and Chief Executive Officer
David Wang	43	Acting Chief Financial Officer
Xiaoyin Luo	45	Director
Qing Huang	44	Director
Fei Luo	43	Director
Tianhong Yu	43	Director
Charles C. Mo	58	Director
Wenbin Fang	42	Director

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

Mr. Charles Mo, Director

Mr. Charles Mo began serving as a director of our company in January 2008. Mr. Mo is a Certified Public Accountant with over twenty-five years of experience in public and corporate accounting and finance and has held his CPA license since 1980.  Since June 2005, Mr. Mo has served as the General Manager of Charles Mo & Co., a corporate consulting company, and focuses on general management duties. From October 1999 to May 2005, Mr. Mo served as Chief Operating Officer and Chief Financial Officer of Coca-Cola Shanghai, a beverage company, and was responsible for sales, finance, logistics, production, and general management. From December 1998 to September 1999, Mr. Mo served as Finance Director of Fisher Rosemount Shanghai. From August 1996 to November 1998, Mr. Mo served as Chief Financial Officer of Nike China, an athletic goods company, and was responsible for overseeing finance, human resources, and logistics. From January 1995 to August 1996, Mr. Mo served as Controller and Acting General Manager for Polaroid China, a camera and consumer electronics company. From August 1982 to December 1994, Mr. Mo served as Audit Manager and held various financial management positions for Wang Laboratories, a computer company. From 1978 to 1982, Mr. Mo served as an Accountant and Auditor for the accounting businesses of Ernst & Young and Thomas Allen, CPA.  Mr. Mo has served as an independent director of China Ritar Power Corp. (Nasdaq GM: CRTP), a manufacturer of lead-acid batteries in China, since August 2008, and OmniaLuo, Inc. (OTCBB:OLOU), a manufacturer and seller of women’s clothing in China, since January 2008.  Mr. Mo served as an independent director and chairman of the audit committee of Benda Pharmaceutical Inc (BPMA.OB) from September 14, 2007 to February 22, 2008. Mr. Mo resigned from the board of Benda Pharmaceutical on February 22, 2008. Mr. Mo received a Bachelor of Arts degree in Business Administration in 1974 from HK Baptist College and an MBA in accounting in 1976 from California State University-Fullerton.  We believe that Mr. Mo’s long and varied career exhibit his qualifications to sit on our Board, including his more than 25 years of experience, expertise and background with respect to accounting matters, his experience as a CPA and chief financial officer of large corporations in China, and his understanding of U.S. GAAP and financial statements.

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

Commission rules require disclosure in the Company’s Annual Report on Form 10-K of the failure of an executive officer, director or 10% beneficial owner to file such forms on a timely basis. Based upon a review of the filings made on their behalf during 2009, as well as an examination of the Commission's EDGAR system Form 3, 4, and 5 filings and the Company's records, the following describes exceptions to timely filings: Form 3 for David Wang, to report the appointment of him as our Chief Financial Officer (principal financial and accounting officer) on October 30, 2008; Form 5 for Xiaomei Liu to report her resignation as our Chief Financial Officer on October 30, 2008 and will no longer be subject to Section 16 reporting obligations; Form 5 for all directors and officers for fiscal years 2008 and 2009, and Form 4 for Ms. Zheng Luo for the grant of 456,800 shares of options on January 6th, 2009 and 228400 shares of option on January 20th, 2009.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table –  2009 and 2008

The following table sets forth information concerning all compensation awarded to, earned by or paid to each person serving as a principal executive officer for services rendered in all capacities during fiscal years 2009 and 2008. No other executive officers received compensation in excess of $100,000 in either fiscal year.

Name and Principal position	Year	Salary ($)(1)		Bonus ($)	Stock Awards ($)		Option Awards ($)		Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)
Zheng Luo, Chief Executive Officer	2009	34,935			$414,199	(2)	128,000	(3)
	2008	75,000

David Wang, Chief Financial Officer (4)	2009	68,600
	2008	26,000	**

Michelle Xiaomei Liu (former Chief Financial Officer) (5)	2008	58,441		0	0		26,000	(5)	0	0	0

(1) Calculated on the basis that $1 = RMB 7.7

(2) We failed to meet the 2008 performance threshold under the securities purchase agreement and the make good escrow agreement that we entered into with the investors in the 2007 Private Placement. As a result, shares were released to investors, Ms. Zheng Luo and another stockholder pursuant to the agreed terms and formula. 767,035 shares of the Escrow Shares were estimated to be released back to Ms. Luo. The release of shares from escrow to Ms. Luo constituted a compensatory plan.  The per share closing price of the Company’s common stock on December 31, 2008 of $0.54 was used to calculate the compensation expenses.  The total expense recognized for the fiscal year 2008 was $414,199. During the year ended December 31, 2009, 711,269 and 111,275 shares of Escrow Shares were released back to Ms. Zheng Luo and the other stockholder. The release of shares from escrow to the other stockholder did not constitute a compensatory plan as this stockholder did not hold and currently does not hold any position in the Company and has no relationship to the Company other than as a stockholder.

(3) Compensation recognized in connection with the options to purchase (i) 456,800 shares of our Common Stock on January 6th, 2009 and (ii) 228400 shares of our Common Stock on January 20th, 2009, each at the exercise price of $0.6 per share.

(4) Mr. David Wang joined the Company in September 2008 and was appointed CFO in November 2008.

(5) Ms. Michelle Xiaomei Liu resigned from her position as the CFO of the Company in October 2008. Compensation recognizeed in connection with the grant of options to purchase: 137,040 shares of our Common Stock on January 6th, 2009 at the exercise price of $1.25 per share.

Employment Agreements

Each of the executive officers and other individuals named above has entered into a standard PRC form of employment contract with our operating subsidiary, Oriental Fashion except for Mr. David Wang. Mr. David Wang does not currently have an employment agreement with the Company.

The terms of Ms. Zheng Luo’s contract provide for a two year employment term, from January 1, 2009 through December 31, 2010, with an annual salary of $75,000 and monthly deferred compensation payments totaling $4,800 annually. The Company intends to renew Ms. Zheng Luo’s contract in the near future.

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

Name and Address of Beneficial Owner	Director or Officer	Amount and Nature of Beneficial Ownership (1)		Percentage (2)
Zheng Luo (3) (4)	Director and Officer	6,703,427	(5)(6)	29.35%
Xiaoyin Luo (3)(4)	Director	5,411,514		23.69%
Wenbin Fang (3)(4)	Director	1,141,791	(5)	5.00%
Qing Huang (4)	Director	-0-		-0-
Fei Lou (4)	Director	-0-		-0-
Tianhong Yu (4)	Director	-0-		-0-
Charles Mo (4)	Director	-0-		-0-
David Wang (4)	Officer	-0-		-0-
JAIC-CROSBY Greater China Investment Fund Limited (8) P.O. Box 2081GT, Century Yard, Cricket Square, Hutchins Drive, George Town, Grand Cayman, Cayman Islands		942,208	(6)(7)	4.09%

All current and proposed directors and current officers as a group (eight in the group)		13,256,732 shares		58.04%

* Less than 1%.

1 Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

2 A total of 22,840,000 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each Beneficial Owner above, any options exercisable within 60 days have been included in the denominator.

3 Ms. Xiaoyin Luo is the elder sister of Ms. Zheng Luo and sister-in-law of Mr. Wenbin Fang. Mr. Wenbin Fang is the husband of Ms.. Zheng Luo. Each disclaims beneficial ownership of the shares held by the other.

4 The address for each of the individuals shown is c/o Oriental Fashion.

5 Share amounts shown do not include shares held by the individual’s spouse, as to which the individual disclaims beneficial ownership.

6 Reflects the transfer by Ms. Zheng Luo, as part of the reverse acquisition, of 140,891 shares of common stock to JAIC-CROSBY Greater China Investment Fund Limited.

7 Includes warrants to purchase 200,000 shares of our common stock, which may by their terms become exercisable within 60 days of the date of this report.

8 JAIC-CROSBY Greater China Investment Fund Limited was a “control person” and affiliate of Omnia prior to the reverse acquisition and 2007 Private Placement by reason of the existence and its exercise of its contractual rights under its preferred investment documentation, and may now be deemed to be a “control person” and affiliate of the Company.

Make-Good Provision

In connection with the 2007 Private Placement, Ms. Zheng Luo, the principal stockholder and chief executive officer of the Company, and another stockholder agreed to place 41.11% of the shares of Common Stock they collectively own (including 40% of the shares owned by Ms. Luo) in escrow (the “Escrow Shares”). The Escrow Shares represented approximately 19.79% of the Company’s total post-reverse acquisition and pre-2007 Private Placement issued and outstanding shares. If the Company failed to report net income of at least $2.0 million under U.S. GAAP (before adjustments for non-cash and cash charges related to the reverse acquisition and 2007 Private Placement, including any liquidated damages payments under the registration rights agreement with the 2007 Private Placement investors (the “Registration Rights Agreement”) and any expense relating to any issuance of shares by us prior to the reverse acquisition and 2007 Private Placement, and for any charges related to the release of the Escrow Shares, and before accounting for the impact on net income of any equity incentive options or shares granted) for the fiscal year 2007, the escrow agent was to transfer to the investors in the 2007 Private Placement the number of Escrow Shares based on the following formula: (($2.0 million - 2007 adjusted reported net income)/$2.0 million) multiplied by the Escrow Shares, subject to a maximum number of 50% of the Escrow Shares.

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

Securities Authorized for Issuance under Equity Compensation Plans

Set forth below is information with respect to our compensation plans as of December 31, 2009 under which our equity securities are authorized for issuance, aggregated as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plan approved by security holders (1)	1.369,840	$0.665	3,630,160

Equity compensation plan not approved by equity compensation holders	N/A	N/A	N/A

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

Transactions with Related Persons

The following includes a summary of transactions since the beginning of fiscal 2009, or any currently proposed transaction, in which we were, or are, to be a participant and the amount involved exceeded or exceeds $120,000, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained, or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Bank loan

As of December 31, 2008, there was a bank loan of $440,100 (originally denominated in RMB), which carried interest at 7.623% per annum. The bank loan was (i) guaranteed by Ms. Zheng Luo, who did not receive any compensation for acting as guarantor; and (ii) secured by a guarantee put up by a guaranty company, which received $8,649 from the Company for issuing the guarantee. The loan was fully repaid during the year.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by PKF, Certified Public Accountants, Hong Kong, a member firm of  the PKF International Limited network of legally independent firms, or PKF, for the audit of our annual financial statements and review of the financial statements for the fiscal years ended December 31, 2009 and 2008 were $79,000 and $79,000 respectively.

Audit-Related Fees

The aggregate fees billed in each of the fiscal years ended December 31, 2009 and 2008 for assurance and related services by PKF that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under the paragraph captioned “Audit Fees” above are $0 and $0, respectively.

Tax Fees

The aggregate fees billed in each of the fiscal years ended December 31, 2009 and 2008 for professional services rendered by PKF for tax compliance, tax advice, and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed in each of the fiscal years ended December 31, 2009 and 2008 for products and services provided by PKF, other than the services reported above under other captions of this Item 14 are $0 and $0, respectively.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit and non-audit service performed by our auditor for our consolidated financial statements as of and for the years ended December 31, 2009 and 2008, respectively.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATE SCHEDULES

(a) Financial Statements

The following financial statements, including notes thereto and the independent auditors' report with respect thereto, are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations and Comprehensive (Loss) Income

Consolidated Balance Sheets

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b) Exhibits

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

OMNIALUO, INC.

Dated: March 31, 2010	By:	/s/ Zheng Luo
Zheng Luo, Chief Executive Officer (Principal Executive Officer)

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

Signature	Title

/s/ Zheng Luo		March 31, 2010
Zheng Luo	Chairwoman

/s/ David Wang	Chief Financial Officer (Principal	March 31, 2010
David Wang	Financial and Accounting Officer)

/s/ Wenbin Fang	Director	March 31, 2010
Wenbin Fang

/s/ Qing Huang	Director	March 31, 2010
Qing Huang

/s/ Fei Luo	Director	March 31, 2010
Fei Luo

/s/ Xiaoyin Luo	Director	March 31, 2010
Xiaoyin Luo

/s/ Charles C. Mo	Director	March 31, 2010
Charles C. Mo

/s/ Tianhong Yu	Director	March 31, 2010
Tianhong Yu

OmniaLuo, Inc.

Consolidated Financial Statements
For the year ended December 31, 2009
(Stated in US dollars)

OmniaLuo, Inc.
Consolidated Financial Statements
For the year ended December 31, 2009

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of
OmniaLuo, Inc.

We have audited the accompanying consolidated balance sheets of OmniaLuo, Inc. (the “Company”) and its subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ PKF
Certified Public Accountants
Hong Kong, China
March 30, 2010

OmniaLuo, Inc.
Consolidated Statements of Operations and Comprehensive (Loss) Income
(Stated in US Dollars)

	Year ended December 31,
	2009	2008

Revenues - Note 3	$9,349,878	$11,902,404
Cost of revenues	(8,774,968)	(4,838,286)

Gross profit	574,910	7,064,118

Expenses
General and administrative expenses	3,300,806	2,819,942
Depreciation	274,101	211,915
Selling and marketing expenses	2,794,026	2,614,193

	6,368,933	5,646,050

(Loss) income from operations	(5,794,023)	1,418,068
Interest income	1,442	12,278
Other income	55,684	63,350
Government grant income - Note 3	146,610	-
Finance costs - Note 4	(79,723)	(40,821)
Make good provision - Note 15	-	(414,199)

(Loss) income before income taxes	(5,670,010)	1,038,676

Income taxes - Note 5	366,574	-

Net (loss) income	$(5,303,436)	$1,038,676

Other comprehensive (loss) income
Foreign currency translation adjustments	(2,812)	537,109

Comprehensive (loss) income	$(5,306,248)	$1,575,785

(Loss) earnings per ordinary share - Note 6
- Basic	$(0.23)	$0.05

- Diluted	$(0.23)	$0.05

Weighted average number of shares outstanding
- Basic	22,840,000	22,840,000

- Diluted	22,840,000	22,841,215

See the accompanying notes to consolidated financial statements.

OmniaLuo, Inc.
Consolidated Balance Sheets
(Stated in US Dollars)

	As of December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$869,495	$1,253,997
Trade receivables, net - Note 7	1,380,180	2,199,756
Inventories, net - Note 8	2,424,601	6,460,621
Other receivables and deposits - Note 9	3,322,414	4,285,219
Deferred tax asset - Note 5	366,799	-

Total current assets	8,363,489	14,199,593
Property and equipment, net - Note 10	816,289	1,084,289

TOTAL ASSETS	$9,179,778	$15,283,882

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Bank loan - Note 12	$-	$440,100
Trade payables	521,581	734,077
Loan from a stockholder - Note 13	7,862	8,052
Other payables, deposits received and accrued expenses
- Note 14	3,346,246	3,795,958

Total current liabilities	3,875,689	4,978,187

TOTAL LIABILITIES	3,875,689	4,978,187

COMMITMENTS AND CONTINGENCIES - Note 16

STOCKHOLDERS’ EQUITY
Common stock: par value $0.01 per share
Authorized 40,000,000 shares; issued and outstanding
22,840,000 shares	228,400	228,400
Preferred stock: par value $0.01 per share
Authorized 10,000,000 shares; none issued and outstanding	-	-
Additional paid-in capital	9,198,231	8,893,589
Statutory reserve - Note 17	512,709	512,709
Accumulated other comprehensive income	831,019	833,831
Accumulated deficit	(5,466,270)	(162,834)

TOTAL STOCKHOLDERS’ EQUITY	5,304,089	10,305,695

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,179,778	$15,283,882

See the accompanying notes to consolidated financial statements.

OmniaLuo, Inc.
Consolidated Statements of Stockholders’ Equity
(Stated in US Dollars)

					Accumulated
			Additional		other
	Common stock		paid-in	Statutory	comprehensive	Accumulated
	No. of shares	Amount	capital	reserve	income	deficit	Total

Balance, January 1, 2008	22,840,000	$228,400	$8,479,390	$261,948	$296,722	$(950,749)	$8,315,711
Make good escrow arrangement	-	-	414,199	-	-	-	414,199
Net income	-	-	-	-	-	1,038,676	1,038,676
Foreign currency translation adjustments	-	-	-	-	537,109	-	537,109
Appropriation to statutory reserve	-	-	-	250,761	-	(250,761)	-

Balance, December 31, 2008	22,840,000	228,400	8,893,589	512,709	833,831	(162,834)	10,305,695
Net loss	-	-	-	-	-	(5,303,436)	(5,303,436)
Share-based compensation for stock option plan	-	-	304,642	-	-	-	304,642
Foreign currency translation adjustments	-	-	-	-	(2,812)	-	(2,812)

Balance, December 31, 2009	22,840,000	$228,400	$9,198,231	$512,709	$831,019	$(5,466,270)	$5,304,089

See the accompanying notes to consolidated financial statements.

OmniaLuo, Inc.
Consolidated Statements of Cash Flows
(Stated in US Dollars)

	Year ended December 31,
	2009	2008
Cash flows from operating activities
Net (loss) income	$(5,303,436)	$1,038,676
Adjustment to reconcile net (loss) income to net cash provided by
(used in) operating activities:
Depreciation	274,101	211,915
Allowance for doubtful accounts	805,319	3,696
Allowance for (recovery of) obsolete inventories	454,052	(65,456)
Bad debts written off	392,834	-
Deferred income taxes	(366,574)	-
Loss on disposal of property and equipment	386	736
Share-based compensation	304,642	-
Make good provision	-	414,199
Changes in operating assets and liabilities:
Trade receivables	(314,572)	(510,651)
Inventories	3,579,491	(3,546,376)
Other receivables and deposits	897,707	(2,112,904)
Trade payables	(212,365)	425,839
Other payables, deposits received and accrued expenses	(449,392)	2,293,654

Net cash flows provided by (used in) operating activities	62,193	(1,846,672)

Cash flows from investing activities
Acquisition of property and equipment	(6,974)	(520,466)
Proceeds from disposal of property and equipment	323	4,319

Net cash flows used in investing activities	(6,651)	(516,147)

Cash flows from financing activities
(Repayment of) proceeds from bank loans	(439,830)	432,450
Repayment of loans from stockholders	(190)	(6,242)

Net cash flows (used in) provided by financing activities	(440,020)	426,208

Effect of foreign currency translation on cash and cash equivalents	(24)	106,893

Net decrease in cash and cash equivalents	(384,502)	(1,829,718)

Cash and cash equivalents - beginning of year	1,253,997	3,083,715

Cash and cash equivalents - end of year	$869,495	$1,253,997

Supplemental disclosure for cash flow information
Interest paid	$24,395	$-
Income taxes paid	$-	$-

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

Concurrent with the consummation of the RTO, the Company issued 4,920,000 shares of its common stock and five-year warrants to purchase an aggregate of 4,920,000 shares of the Company’s common stock at $1.5625 per share for an aggregate purchase price of $6.15 million, to a total of 38 investors in a private placement (the “2007 Private Placement”).  In connection with this private placement, the Company issued five-year warrants to purchase 492,000 shares of the Company’s common stock at $1.5625 per share to Keating Securities, LLC (“Keating Securities”), as a financial advisory fee in partial consideration of their services in connection with the private placement.  Prior to the consummation of the RTO and the 2007 Private Placement, the Company was deemed to have been an affiliate of Keating Securities by reason of the ownership of shares of the Company’s common stock by principals and executives of Keating Securities.  The warrants issued to the investors and Keating Securities have been classified in equity and were outstanding as of December 31, 2009 and 2008.

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

292,752 warrants were issued in exchange for the BVI Warrants.  Their exercise price is subject to adjustment for share subdivisions, share combinations, mergers or consolidation.  These warrants have been classified in equity and were outstanding as of December 31, 2008, and expired during the current year.

The Company’s common stock issuable under the aforementioned agreements were included in the 16,800,000 shares of the Company’s common stock issued in relation to the RTO as detailed in note 1(b) to the consolidated financial statements.

2.	Description of business

Following the RTO, the Company commenced to be engaged in the design, marketing, distribution and sales of women’s apparel under the brand names of “OMNIALUO” and “OMNIALO” (collectively referred to herein as the “OMNIALUO Brands”) through a network of over 108 retail stores across the PRC.  The Company offers a complete line of business casual women’s wear, including bottoms, tops and outerwear, as well as accessories.

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

3.	Summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

OmniaLuo, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates

In preparing financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods.  These accounts and estimates include, but are not limited to, the valuation of trade and other receivables, inventories and deferred income taxes and share-based compensation, provision for warranty and the estimation on useful lives of property and equipment.  Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from these estimates.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade receivables.  As of December 31, 2009, the Company’s cash and cash equivalents were held by major financial institutions located in the PRC and Hong Kong, which management believes are of high credit quality.  With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition.  The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

During the year ended December 31, 2009, there was a customer whose revenue represented approximately 24% of the Company’s total revenue. As of December 31, 2009, there were three suppliers whose trade deposits represented approximately 41%, 38% and 11% of the Company’s total trade deposits paid to suppliers.

During the year ended December 31, 2008, there was no customer who contributed 10% or more to the Company’s total revenue. As of December 31, 2008, there were five suppliers whose trade deposits represented approximately 25%, 20%, 15%, 14% and 13% of the Company’s total trade deposits paid to suppliers.

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less.  As of December 31, 2009, approximately 80% of the cash and cash equivalents were denominated in Renminbi (“RMB”), which were not freely convertible into foreign currencies and the remittance of these funds out of the PRC was subject to exchange control restrictions imposed by the PRC government.  The remaining balances of cash and cash equivalents denominated in United States dollars and Hong Kong dollars were 2% and 18% respectively.

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

Allowance for doubtful accounts amounting to $754,290 and $13,023 was recognized as of December 31, 2009 and 2008, respectively.

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined on a FIFO basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition.

The Company estimates the net realizable value of inventories based on intended use, current market value and inventory ageing analyses.  The Company writes down the inventories for estimated obsolescence or unmarketable inventories equivalent to the difference between the cost of inventories and the estimated market value based upon assumptions about future demand and market conditions.

Allowance for (recovery of) obsolete inventories of $454,052 and $(65,456) were charged (credited) to the consolidated statement of operations and comprehensive (loss) income during the years ended December 31, 2009 and 2008, respectively.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation.  Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.

Depreciation is provided on a straight-line basis over the assets’ estimated useful lives at the annual rate of 20%.

Maintenance or repairs are charged to expense as incurred.  Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to the consolidated statement of operations and comprehensive (loss) income.

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

Revenue recognition

Revenue is recognized when it is probable that the economic benefits will flow to the Company and when the revenue can be measured reliably, on the following basis :

(i)
revenue from sales of the Company’s products is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time of delivery and the sales price is fixed or determinable and collection is reasonably assured.

In respect of the revenue generated from the co-owned stores, the Company has reviewed FASB ASC 605 “Revenue Recognition” and considers itself to fulfill the following indicators for gross revenue reporting: (i) the Company is the primary obligator to the customer as the Company is responsible for fulfillment and customer remedies in the event of dissatisfaction; (ii) the Company retains inventory risk of the unsold inventories in the co-owned stores; and (iii) the Company has complete latitude to set the prices for the products and the net amount to be earned varies with that selling price. Accordingly, the Company is the principal of these transactions according to ASC 605 and reports the revenue from co-owned stores on a gross basis. The payments (or commission) paid to the partners of the co-owned stores are recorded as the Company’s expenses.

(ii)	interest income is recognized on an accrual basis.

Advertising and transportation expenses

Advertising and transportation expenses are charged to expense as incurred.

Advertising expenses amounting to $63,583 and $186,377 for the years ended December 31, 2009 and 2008, respectively, were included in selling and marketing expenses.

Transportation expenses amounting to $63,117 and $31,051 for the years ended December 31, 2009 and 2008, respectively, were included in selling and marketing expenses.

Leases

Leases are classified as finance leases whenever the terms of the leases transfer substantially all the risks and rewards of ownership to the lessee.  All other leases are classified as operating leases.

Rentals payable under operating leases are charged to the consolidated statement of operations and comprehensive (loss) income on a straight-line basis over the terms of the relevant leases.

OmniaLuo, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Warranty

The Company maintains a policy of providing after sales services for all products by way of a warranty program.  The Company has assessed the amount of goods that would be returned from customers and concluded that no warranty reserve was necessary.  However, the Company will periodically assess the estimation of its warranty liability and recognize the reserve when necessary based on the actual experience.

Stock-based compensation

The Company adopted the fair value method of accounting for share-based compensation. Under the fair value method, compensation cost related to employee stock options or similar equity instruments which are equity-classified awards, is measured at the grant date based on the value of the award and is recognized over the requisite service period, which is usually the vesting period. The cost of a liability-classified award is measured based on its current fair value.

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

Income taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statement of operations and comprehensive (loss) income in the period that includes the enactment date.

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements.

Government grant income

Government grant income consisted of receipt of funds to reward the Company’s successful listing on the Over-the-Counter Bulletin Board and private placement.  No present or future obligation arises from the receipt of such amount.

Comprehensive income

The Company has adopted ASC 220 “Comprehensive Income”, previously SFAS No. 130, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  Components of comprehensive income include net income/loss and foreign currency translation adjustments.

OmniaLuo, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Foreign currency translation

The functional currencies of the Company and its subsidiaries include United States dollars (“US$”) and RMB. The Company and its subsidiaries maintain their financial statements in their respective functional currency.  Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date.  Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction.  Exchange gains or losses arising from foreign currency transactions are included in the determination of net income or loss for the respective periods.

For financial reporting purposes, the financial statements of the subsidiaries that are prepared using RMB have been translated into US$.  Assets and liabilities are translated at the exchange rates at the balance sheet date and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates.  Any translation adjustments resulting are not included in determining net income or loss but are included in foreign currency translation adjustments to accumulated other comprehensive income, a component of stockholders’ equity.  The exchange rates in effect as of December 31, 2009 and 2008 were both RMB1 for $0.1467. The average exchange rates for the years ended December 31, 2009 and 2008 were RMB1 for $0.1466 and $0.1442 respectively. There was no significant fluctuation in the exchange rates for conversion of RMB to US$ after the balance sheet date.

Fair value of financial instruments

The Company considers the carrying values of assets and liabilities reported in the consolidated balance sheet and qualifying as financial instruments approximate their fair values due to the short-term maturity of such instruments.

It is the management’s opinion that the Company is not exposed to significant interest, price, foreign currency or credit risks arising from these financial instruments.

Basic and diluted (loss) earnings per share

Basic (loss) earnings per share is computed using the weighted average number of shares outstanding during the periods presented.  The weighted average number of shares of the Company represents the average number of common stock outstanding during the reporting periods.

Diluted (loss) earnings per share are computed using the sum of weighted average number of shares outstanding and dilutive potential shares outstanding during the periods presented.  During the year ended December 31, 2009, there were no dilutive potential shares. During the year ended December 31, 2008, dilutive potential shares included warrants issued to investors.

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

As a result of the Company’s implementation of the Codification during the current year, previous references to new accounting standards and literature are no longer applicable. In these financial statements, the Company provides reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Noncontrolling Interests (Included in amended Topic ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”)

The amended topic establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The adoption of this amended topic has no material impact on the Company’s financial statements.

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

In February 2010, the FASB issued ASU No. 2010-09, an update to this amended topic, which removed the requirement, effective immediately, to disclose the date through which subsequent events had been evaluated. The Company adopted this amended topic upon its effective date.

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

Recently issued accounting pronouncements (Cont’d)

In August 2009, the FASB issued ASU No. 2009-05, an update to ASC 820 “Fair Value Measurements and Disclosures”. This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASU No. 2009-05. ASU No. 2009-05 became effective for the Company’s annual financial statements for the year ending December 31, 2009. The adoption of this amended topic has no material impact on the Company’s financial statements.

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

In January 2010, the FASB issued ASU No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”. This updates requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:

-	A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and
-	In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

In addition, ASU No. 2010-06 clarifies the requirements of the following existing disclosures:

-
For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

-	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The management is in the process of evaluating the impact of adopting this amended topic on the Company’s financial statements.

OmniaLuo, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

4.	Finance costs

	Year ended December 31,
	2009	2008

Interest expenses	$24,395	$-
Bank charges and net exchange loss	55,328	40,821

	$79,723	$40,821

5.	Income taxes

United States

The Company is subject to the United States of America Tax law at tax rate of 34%.  It has no assessable profit for the years ended December 31, 2009 and 2008.

The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign subsidiary of approximately US$80,000 and US$4,661,000 as of December 31, 2009 and 2008, respectively, because the Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company no longer plans to permanently reinvest undistributed earnings. Calculation of related unrecognized deferred tax liability is not practicable.

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

On March 16, 2007, the National People’s Congress of the PRC determined to adopt the New corporate income tax law (the “ New CIT Law”).  The New CIT Law unifies the application scope, tax rates, tax deduction and preferential policy for both domestic enterprises (“DE”) and foreign investment enterprises (“FIE”).  The applicable tax rate of DE and FIE will be 25% after their preferential tax holidays and the transition period have ended.  During the transition period, tax rates for the subject entities are 20%, 22% and 24% for the calendar years 2009, 2010 and 2011, respectively, before the application of applicable tax holidays or other tax preferences.

By virtue of the New CIT Law and the above-mentioned tax reduction, Oriental Fashion was subject to EIT rate of 10% during 2009. During 2008, Oriental Fashion was subject to EIT rate of 18% with full tax exemption.

No provision for EIT has been made for the year ended December 31, 2009 since Oriental Fashion had an operating loss.

Income tax benefit attributable to (loss) income from operations consists of deferred tax of $366,574 and $nil for the years ended December 31, 2009 and 2008, respectively.

OmniaLuo, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

5.	Income taxes (Cont’d)

The effective income tax differs from the PRC EIT tax rate of 10% and 18% for the years ended December 31, 2009 and 2008, respectively, as follows:

	Year ended December 31,
	2009	2008

(Benefit) provision for income taxes at 10% (2008 : 18%)	$(567,001)	$186,962
Non-deductible items for tax	200,427	264,408
Tax holiday	-	(451,370)

	$(366,574)	$-

For the year ended December 31, 2008, the amount of benefit from tax holiday was $451,370 and the effect on earnings per share was $0.02.

In July 2006, the FASB issued ASC 740 (previously Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”).  This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.  The management evaluated the Company’s tax positions and considered that no additional provision for uncertainty in income taxes is necessary as of December 31, 2009.

The Company’s temporary difference that gives rise to deferred tax asset includes net operating loss carryforwards.  The Company has recorded a deferred tax asset of $366,799 reflecting the benefit of $3,665,741 in loss carryforwards, which expire through to 2014. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

6.	(Loss) earnings per share - basic and diluted

The following table sets forth the computation of basic and diluted (loss) earnings per share (“EPS”) for the years presented:

	Year ended December 31,
	2009	2008
Numerator:
Net (loss) income	$(5,303,436)	$1,038,676

Denominator:
Weighted average number of shares used to
compute basic EPS	22,840,000	22,840,000
Dilutive potential shares from assumed exercise
of warrants	-	1,215

Weighted average number of shares used to
compute diluted EPS	22,840,000	22,841,215

(Loss) earnings per share - Basic	$(0.23)	$0.05

(Loss) earnings per share - Diluted	$(0.23)	$0.05

OmniaLuo, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

6.	(Loss) earnings per share - basic and diluted (Cont’d)

5,412,000 warrants issued to investors and Keating Securities, and options to purchase 1,369,840 shares of the Company’s common stock granted to the Company’s director and employees outstanding as of December 31, 2009 have not been included in the computation of diluted loss per share for the year then ended because to do so would have an anti-dilutive effect. Accordingly, the basic and diluted loss per share for the year ended December 31, 2009 are the same.

5,412,000 warrants issued to investors and Keating Securities outstanding as of December 31, 2008 have not been included in the computation of diluted earnings per share for the year then ended because to do so would have an anti-dilutive effect. The dilutive potential shares included 292,752 warrants issued to investors.

7.	Trade receivables

	As of December 31,
	2009	2008

Trade receivables	$2,134,470	$2,212,779
Allowance for doubtful accounts	(754,290)	(13,023)

	$1,380,180	$2,199,756

An analysis of the allowance for doubtful accounts for the years ended December 31, 2009 and 2008 are as follows:

	Year ended December 31,
	2009	2008

Balance at beginning of year	$13,023	$8,656
Addition of bad debt expense, net	740,811	3,696
Translation adjustments	456	671

Balance at end of year	$754,290	$13,023

8.	Inventories

	As of December 31,
	2009	2008

Raw materials	$150,274	$153,303
Work in progress	185,440	-
Finished goods	2,563,147	6,327,247

	2,898,861	6,480,550
Allowance for obsolete inventories	(474,260)	(19,929)

	$2,424,601	$6,460,621

Allowance for (recovery of) obsolete inventories of $454,052 and $(65,456) were recognized for the years ended December 31, 2009 and 2008, respectively, and were included in cost of revenues.

OmniaLuo, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

9.	Other receivables and deposits

	As of December 31,
	2009	2008

Other receivables, rental, utilities and other deposits	$334,820	$301,214
Allowance for doubtful accounts	(64,548)	-

	270,272	301,214
Trade deposits to suppliers	3,052,142	3,984,005

	$3,322,414	$4,285,219

An analysis of the allowance for doubtful accounts for the years ended December 31, 2009 and 2008 are as follows:

	Year ended December 31,
	2009	2008

Balance at beginning of year	$-	$-
Addition of bad debt expense, net	64,508	-
Translation adjustments	40	-

Balance at end of year	$64,548	$-

10.	Property and equipment, net

	As of December 31,
	2009	2008

Office equipment and computers	$875,523	$869,424
Machinery	15,466	15,466
Leasehold improvements	542,469	542,469
Motor vehicles	18,558	18,558

	1,452,016	1,445,917
Accumulated depreciation	(635,727)	(361,628)

Property and equipment, net	$816,289	$1,084,289

Depreciation for the years ended December 31, 2009 and 2008 was $274,101 and $211,915, respectively.

During the years ended December 31, 2009 and 2008, property and equipment with net book value of $709 and $5,055 were disposed of at considerations of $323 and $4,319, respectively, resulting in a loss of $386 and $736 respectively.

11.	Trademarks

Oriental Fashion currently owns four trademarks, namely “Omnialuo”, “Omnialo”, “歐柏蘭羅” and “歐柏蘭奴” which were registered in the PRC. These trademarks were transferred to the subsidiary from a major stockholder of the Company for nil consideration during 2006.

OmniaLuo, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

12.	Bank loan

The bank loan denominated in RMB was fully repaid during the year.  It carried interest at 7.623% per annum.

The bank loan was (i) guaranteed by Ms. Zheng Luo, who did not receive any compensation for acting as guarantor; and (ii) secured by a guarantee put up by a guaranty company, which received $8,649 from the Company for issuing the guarantee.

13.	Loan from a stockholder

A stockholder extended a loan to the Company in 2006, which is interest-free, unsecured and repayable on demand.  The Company repaid $190 and $6,242 to the stockholder in 2009 and 2008, respectively.

14.	Other payables, deposits received and accrued expenses

	As of December 31,
	2009	2008

Other payables and accruals	$611,266	$247,754
Amounts due to partners of co-owned stores	302,599	324,347
Receipt in advance from customers	1,408,284	1,754,379
Deposits received	468,657	783,220
Business tax and value-added taxes payables	555,440	686,258

	$3,346,246	$3,795,958

15.	Make good escrow agreement

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

During the year ended December 31, 2008, the Company’s net income (before unallocated expenses relating to the reverse acquisition, the 2007 Private Placement and related SEC resale registration totaling $698,257), was $2,151,132, before the make good provision of $414,199.  Accordingly, the Company failed to report the net income threshold for the fiscal year 2008 and the Escrow Shares relating to the 2008 performance threshold would be released to the investors, Ms. Luo and another stockholder pursuant to the agreed terms and formula.

767,035 and 119,999 shares of the Escrow Shares were estimated to be released back to Ms. Luo and the other stockholder.  The release of shares from escrow to Ms. Luo constituted a compensatory plan.  The per share closing price of the Company’s common stock on December 31, 2008 of $0.54 was used to calculate the compensation expenses. The total expense recognized for the fiscal year 2008 was $414,199. During the year ended December 31, 2009, 711,269 and 111,275 shares of Escrow Shares were released back to Ms. Luo and the other stockholder.

The release of shares from escrow to the other stockholder did not constitute a compensatory plan as this stockholder did not hold and currently does not hold any position in the Company and has no relationship to the Company other than as a stockholder.

The release of shares held in escrow to the investors constituted a donation from Ms. Luo and the other stockholder to the Company.

OmniaLuo, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

16.	Commitments and contingencies

Operating lease arrangements

The Company leases office premises and showrooms under various non-cancelable operating lease agreements that expire at various dates through years 2009 to 2013.  The minimum future commitments payable under these agreements as of December 31, 2009 was $696,813.

Payable in:
2010	$424,029
2011	195,598
2012	41,166
2013	36,020

$696,813

Rental expenses under operating leases were $452,256 and $462,658 for the years ended December 31, 2009 and 2008, respectively.

17.	Statutory reserve

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

Pursuant to the relevant PRC regulations, the Company is required to make contribution to a defined contribution retirement scheme organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees. The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan.  No forfeited contribution is available to reduce the contribution payable in future years.  The defined contribution plan contributions were charged to the consolidated statement of operations.  The Company contributed $34,105 and $25,644 for the years ended December 31, 2009 and 2008, respectively.

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

OmniaLuo, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

19.	Stock option plan (Cont’d)

Pursuant to the Plan, on January 6, 2009, the Company granted options to purchase 735,200 and 137,040 shares of common stock with an exercise price of $0.60 and $1.25 per share, respectively, to a director and several employees of the Company. In accordance with the vesting provisions of the grants, 50% of the options were vested on the date of grant and 12.5% will vest thereafter on each of the following March 31, June 30, September 30 and December 31, until fully vested. The options granted expire in ten years after the date of grant or are exercisable for 36 months after the optionee ceases to be a service provider to the Company.

Pursuant to the Plan, on January 20, 2009, the Company granted options to purchase 497,600 shares of common stock with an exercise price of $0.60 per share to a director and several employees of the Company. In accordance with the vesting provisions of the grants, 50% of the options will vest on the first anniversary date of the date of grant and 12.5% will vest thereafter on each of the following March 31, June 30, September 30 and December 31, until fully vested. The options granted expire in ten years after the date of grant or are exercisable for 36 months after the optionee ceases to be a service provider to the Company.

A summary of share option plan activity for the year ended December 31, 2009 is presented below:

		Average	Remaining	Aggregate
	Number of	exercise price	contractual	intrinsic
	shares	per share	term	value

Outstanding as of January 1, 2009	-	$-
Granted	1,369,840	0.67
Exercised/Forfeited/Cancelled	-	-

Outstanding as of December 31, 2009	1,369,840	$0.67	9 years	$-

Exercisable as of December 31, 2009	872,240	$0.70	9 years	$-

# Aggregate intrinsic value represents the value of the Company’s closing stock price on December 31, 2009 of $0.17 in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on January 6, 2009 and January 20, 2009 was $0.27 and $0.32 per share respectively. The Company recorded non-cash share-based compensation expense of $304,642 for the year ended December 31, 2009, in respect of share options granted on January 6, 2009 and January 20, 2009, which was allocated to general and administrative expenses.

The fair value of the above option awards granted on January 6, 2009 and January 20, 2009 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	119.66%
Expected dividends	Nil
Expected life	1.5 years - 2 years
Risk-free interest rate	1%

As of December 31, 2009, there were unrecognized compensation costs of $82,746 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 0.74 years.

No options were granted during the year ended December 31, 2008.

OmniaLuo, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

20.	Related party transactions

Apart from the transactions and information as disclosed in notes 12 and 13 to the consolidated financial statements, the Company did not have other material transactions during the year ended December 31, 2009.

During the year ended December 31, 2008, the Company purchased finished goods of $540,900 from Shenzhen Oumeng Industrial Co., Ltd. (“Oumeng”).  Certain of the Company’s principal stockholders were also principal shareholders of Oumeng and a director of Oriental Fashion, who is also the spouse of a principal stockholder of the Company and director of Oriental Fashion, managed part of the business of Oumeng during the year ended December 31, 2008.  Therefore, Oumeng was deemed to have been under common control with the Company during the year ended December 31, 2008. The Company believed the terms obtained and consideration paid in connection with the transactions described above were no less favorable than those that would have been obtained by the Company in arm’s-length transactions with an unrelated party.

21.	Segment information

The Company uses the “management approach” in determining reportable operating segments.  The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments.  Management, including the chief operating decision maker, reviews the operating results of retail sales (including Company-owned and co-owned stores) and sales to distributors and as such, the Company has determined that it has two operating segments as defined by ASC Topic 280 “Segment Reporting”, previously SFAS No. 131.

	Retail sales		Sales to distributors		Total
	2009	2008	2009	2008	2009	2008

Revenue from external customers	$3,262,071	$5,286,221	$6,087,807	$6,616,183	$9,349,878	$11,902,404
Gross profit (loss)	1,464,067	3,269,155	(889,157)	3,794,963	574,910	7,064,118
Interest income	501	5,444	934	6,813	1,435	12,257
Interest expenses	8,511	-	15,884	-	24,395	-
Depreciation	103,588	100,797	170,513	111,118	274,101	211,915
Segment (loss) profit	(1,714,866)	210,750	(3,232,114)	2,343,175	(4,946,980)	2,553,925
Segment assets	3,143,266	6,550,246	5,866,088	8,198,225	9,009,354	14,748,471
Expenditure for segment assets	$2,433	$231,155	$4,541	$289,311	$6,974	$520,466

OmniaLuo, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

21.	Segment information (Cont’d)

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information:

	Year ended December 31,
	2009	2008

Total consolidated revenues	$9,349,878	$11,902,404

Total (loss) profit for reportable segments	$(4,946,980)	$2,553,925
Unallocated amounts relating to operations:
Interest income	7	21
General and administrative expenses	(418,395)	(1,101,071)
Stock-based compensation	(304,642)	-
Make good provision	-	(414,199)

(Loss) income before income taxes	$(5,670,010)	$1,038,676

	As of December 31,
	2009	2008

Assets
Total assets for reportable segments	$9,009,354	$14,748,471
Cash and cash equivalents	170,424	535,411

	$9,179,778	$15,283,882

All of the Company’s long-lived assets and customers are located in the PRC.  Accordingly, no geographic information is presented.

22.	Subsequent events

The Company has evaluated its activities subsequent to December 31, 2009 and has concluded that no subsequent events have occurred that would require recognition or disclosure in the consolidated financial statements.