Form 10-Q
period 2010-03-31
OmniaLuo, Inc.
filed 2010-05-17
CIK 1161550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarter Ended March 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock, $.01 par value per share, as of May 17, 2010, was 22,840,000.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
OmniaLuo, Inc.

Condensed Consolidated Financial Statements
For the three months ended March 31, 2010 and 2009
(Stated in US dollars)

OmniaLuo, Inc.
Condensed Consolidated Financial Statements
For the three months ended March 31, 2010 and 2009
Index to Condensed Consolidated Financial Statements
Pages
Condensed Consolidated Statements of Income and Comprehensive Income	1

Condensed Consolidated Balance Sheets	2

Condensed Consolidated Statements of Cash Flows	3

Notes to Condensed Consolidated Financial Statements	4 - 17

i

OmniaLuo, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Stated in US Dollars)

	Three months ended March 31,
	(Unaudited)
	2010	2009
Revenues	$1,895,214	$2,923,788
Cost of revenues	(799,407)	(1,370,697)

Gross profit	1,095,807	1,553,091

Expenses
General and administrative expenses	434,445	502,468
Depreciation	72,755	70,351
Selling and marketing expenses	440,595	652,085

	947,795	1,224,904

Income from operations	148,012	328,187
Interest income	846	7,046
Other income	3,359	21,274
Finance costs	(54,148)	(17,708)

Income before income taxes	98,069	338,799

Income taxes - Note 4	(20,473)	(58,680)

Net income	$77,596	$280,119

Other comprehensive income (loss)
Foreign currency translation adjustments	55	(13,829)

Comprehensive income	$77,651	$266,290

Earnings per share - Note 5
- Basic	$0.00	$0.01
- Diluted	$0.00	$0.01

Weighted average number of shares outstanding
- Basic	22,840,000	22,840,000
- Diluted	22,840,000	22,840,000

See the accompanying notes to condensed consolidated financial statements.

OmniaLuo, Inc.
Condensed Consolidated Balance Sheets
As of March 31, 2010 and December 31, 2009
(Stated in US Dollars)

	As of	As of
	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,486,020	$869,495
Trade receivables, net - Note 6	1,277,961	1,380,180
Inventories, net - Note 7	2,584,882	2,424,601
Other receivables and deposits - Note 8	3,245,025	3,322,414
Restricted cash - Note 11	440,100	-
Deferred tax asset	346,319	366,799

Total current assets	9,380,307	8,363,489
Property and equipment, net - Note 9	753,440	816,289

TOTAL ASSETS	$10,133,747	$9,179,778

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Secured bank loan - Note 11	$1,415,655	$-
Trade payables	778,546	521,581
Loan from a stockholder - Note 12	8,034	7,862
Other payables, deposits received and accrued expenses
- Note 13	2,526,015	3,346,246

Total current liabilities	4,728,250	3,875,689

TOTAL LIABILITIES	4,728,250	3,875,689

COMMITMENTS AND CONTINGENCIES - Note 15

STOCKHOLDERS’ EQUITY
Common stock: par value $0.01 per share
Authorized 40,000,000 shares; issued and outstanding 22,840,000 shares	228,400	228,400
Preferred stock: par value $0.01 per share
Authorized 10,000,000 shares; none issued and outstanding	-	-
Additional paid-in capital	9,221,988	9,198,231
Statutory reserve	512,709	512,709
Accumulated other comprehensive income	831,074	831,019
Accumulated deficit	(5,388,674)	(5,466,270)

TOTAL STOCKHOLDERS’ EQUITY	5,405,497	5,304,089

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,133,747	$9,179,778

See the accompanying notes to condensed consolidated financial statements.

OmniaLuo, Inc.
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2010 and 2009
(Stated in US Dollars)

	Three months ended March 31,
	(Unaudited)
	2010	2009
Cash flows from operating activities
Net income	$77,596	$280,119
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	72,755	70,351
Income taxes	20,473	58,680
Allowance for doubtful accounts	-	7,033
Loss on disposal of property and equipment	373	-
Share-based compensation	23,757	159,103
Changes in operating assets and liabilities:
Trade receivables	102,184	(250,286)
Inventories	(160,226)	286,580
Other receivables and deposits	77,363	425,881
Trade payables	256,876	(88,192)
Other payables, deposits received and accrued expenses	(819,964)	(958,857)
Net cash flows used in operating activities	(348,813)	(9,588)

Cash flows from investing activities
Acquisition of property and equipment	(10,356)	(574)
Proceeds from disposal of property and equipment	56	-
Net cash flows used in investing activities	(10,300)	(574)

Cash flows from financing activities
Proceeds from (repayment of) bank loans	1,415,173	(87,906)
Increase in restricted cash	(439,950)	-
Loan from a stockholder	172	64,684
Net cash flows provided by (used in) financing activities	975,395	(23,222)

Effect of foreign currency translation on cash and cash equivalents	243	(490)

Net increase (decrease) in cash and cash equivalents	616,525	(33,874)

Cash and cash equivalents - beginning of period	869,495	1,253,997

Cash and cash equivalents - end of period	$1,486,020	$1,220,123

Supplemental disclosure for cash flow information
Interest paid	$13,238	$12,910
Income taxes paid	$-	$-

See the accompanying notes to condensed consolidated financial statements.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2010 and 2009 (Unaudited)
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

Concurrently with the consummation of the RTO, the Company issued 4,920,000 shares of its common stock and five-year warrants to purchase an aggregate of 4,920,000 shares of the Company’s common stock at $1.5625 per share for an aggregate purchase price of $6.15 million, to a total of 38 investors in a private placement (the “2007 Private Placement”).  In connection with this private placement, the Company issued five-year warrants to purchase 492,000 shares of the Company’s common stock at $1.5625 per share to Keating Securities, LLC (“Keating Securities”), as a financial advisory fee in partial consideration of their services in connection with the private placement.  Prior to the consummation of the RTO and the 2007 Private Placement, the Company was deemed to have been an affiliate of Keating Securities by reason of the ownership of shares of the Company’s common stock by principals and executives of Keating Securities.  The warrants issued to the investors and Keating Securities have been classified in equity and were outstanding as of March 31, 2010.

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
For the three months ended March 31, 2010 and 2009 (Unaudited)
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

292,752 warrants were issued in exchange for the BVI Warrants.  Their exercise price is subject to adjustment for share subdivisions, share combinations, mergers or consolidation.  These warrants have been classified in equity and expired during the year ended December 31, 2009.

The Company’s common stock issuable under the aforementioned agreements were included in the 16,800,000 shares of the Company’s common stock issued in relation to the RTO as detailed in note 1(b) to the condensed consolidated financial statements.

2.            Description of business

Following the RTO, the Company commenced to be engaged in the design, marketing, distribution and sales of women’s apparel under the brand names of “OMNIALUO” and “OMNIALO” (collectively referred to herein as the “OMNIALUO Brands”) through a network of over 112 retail stores across the PRC as of March 31, 2010.  The Company offers a complete line of business casual women’s wear, including bottoms, tops and outerwear, as well as accessories.

There are currently three different types of retail stores that carry the OMNIALUO Brands : (i) Company-owned stores, which stores are owned exclusively by the Company and carry only the OMNIALUO Brands, (ii) co-owned stores, which stores are owned jointly by the Company and a third party, and carry the OMNIALUO Brands exclusively, and (iii) independent distributor stores, which stores are owned exclusively by third parties and carry the OMNIALUO Brands exclusively.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2010 and 2009 (Unaudited)
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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month period have been made.  Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10K filed with the Securities and Exchange Commission on March 31, 2010.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade receivables.  As of March 31, 2010, the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, Hong Kong and the United States, which management believes are of high credit quality.  With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition.  The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

During the three months ended March 31, 2010, there was a customer whose revenue represented approximately 31% of the Company’s condensed consolidated revenue.

During the three months ended March 31, 2009, there was no customer whose revenue contributed 10% or more to the Company’s condensed consolidated revenue.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2010 and 2009 (Unaudited)
(Stated in US Dollars)

3.            Summary of significant accounting policies (Cont’d)

Stock-based compensation

The Company adopted the fair value method of accounting for share-based compensation.  Under the fair value method, compensation cost related to employee stock options or similar equity instruments which are equity-classified awards is measured at the grant date based on the value of the award and is recognized over the requisite service period, which is usually the vesting period.  The cost of a liability-classified award is measured based on its current fair value.

Fair value of share options granted is determined using the Black-Scholes model.  Under this model, certain assumptions, including the risk-free interest rate, the expected life of the options, the estimated fair value of the Company’s common stock and the expected volatility, are required to determine the fair value of the options. If different assumptions had been used, the fair value of the options would have been different from the amount the Company computed and recorded, which would have resulted in either an increase or decrease in the compensation expense.

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

Diluted earnings per share are computed using the sum of weighted average number of shares outstanding and dilutive potential shares outstanding during the periods presented.  During the three months ended March 31, 2010 and 2009, there were no potentially dilutive shares.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2010 and 2009 (Unaudited)
(Stated in US Dollars)

3.           Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements

Accounting for Transfers of Financial Assets (Included in amended Topic ASC 860 “Transfers and Servicing”, previously SFAS No. 166, “Accounting for Transfers of Financial Assets - an Amendment of Financial Accounting Standard Board (“FASB”) Statement No. 140.”)

The amended topic addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Also, the amended topic removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and was effective for the Company as of January 1, 2010. The adoption of this amended topic has no material impact on the Company’s financial statements.

Consolidation of Variable Interest Entities - Amended (Included in amended Topic ASC 810 “Consolidation”, previously SFAS 167 “Amendments to FASB Interpretation No. 46(R)”)

The amended topic requires an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. The amended topic also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and was effective for the Company as of January 1, 2010. The adoption of this amended topic has no material impact on the Company’s financial statements.

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
For the three months ended March 31, 2010 and 2009 (Unaudited)
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

The FASB issued ASU No. 2010-02, “Consolidation (Topic 810) Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification”. This amendment affects entities that have previously adopted Topic 810-10 (formally SFAS 160). It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The adoption of this ASU has no material impact on the Company’s financial statements.

In Feburary 2010, the FASB issued ASU-2010-09 (Topic 855) to amend guidance on subsequent events to remove the requirement for SEC filers (as defined in ASU 2010-09) to disclose the date through which an entity has evaluated subsequent events. This change alleviates potential conflicts with current SEC guidance. An SEC filer is still required to evaluate subsequent events through the date financial statements are issued, but disclosure of that date is no longer required. The amendments in ASU 2010-09 became effective upon issuance of the guidance.

4.            Income taxes

United States

The Company is subject to the United States of America Tax law at tax rate of 34%.  It has no assessable profit for the three months ended March 31, 2010 and 2009 respectively.  The Company has not recognized a deferred tax liability for the undistributed earnings of its non-U.S. subsidiaries as of March 31, 2010 and December 31, 2009 respectively, because the Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future.  A deferred tax liability will be recognized when the Company no longer plans to permanently reinvest undistributed earnings.  Calculation of related unrecognized deferred tax liability is not practicable.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2010 and 2009 (Unaudited)
(Stated in US Dollars)

4.            Income taxes (Cont’d)

BVI

Omnia BVI was incorporated in the BVI and, under the current laws of the BVI, is not subject to income tax.

PRC

Oriental Fashion is subject to the PRC Enterprise Income Tax (“EIT”).  As Oriental Fashion was a wholly-foreign owned enterprise engaged in manufacture industry which was duly approved by the PRC tax authority, it was entitled to two years’ exemption, from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by 50% tax reduction for the immediate next three calendar years.  This tax holiday commenced in the fiscal financial year 2007.  Oriental Fashion was subject to EIT rate of 11% and 10% during the three months ended March 31, 2010 and 2009 respectively.

No provision for EIT has been made for the three-month period ended March 31, 2010 since Oriental Fashion had no assessable profit for the period.  The tax expense for the three-month period ended March 31, 2010 in the condensed consolidated statements of income and comprehensive income represented the deferred tax recognized.

The management evaluated the Company’s tax positions in accordance with ASC 740 and considered that no additional provision for uncertainty in income taxes was necessary as of March 31, 2010.

5.            Earnings per share - basic and diluted

The computation of basic earnings per share is based on the net income of $77,596 and $280,119 for the three months ended March 31, 2010 and 2009 respectively and the weighted average of 22,840,000 shares of common stock outstanding during the periods respectively.

As of March 31, 2010, the Company had 5,412,000 warrants issued to investors and Keating Securities in relation to the 2007 Private Placement, and 1,369,840 shares of options granted to the Company’s director and employees outstanding which had not been included in the computation of diluted earnings per share for the three months then ended because to do so would have an anti-dilutive effect. Accordingly, the basic and diluted earnings per share for the three months ended March 31, 2010 are the same.

As of March 31, 2009, the Company had 5,704,752 warrants issued to investors and Keating Securities in relation to the 2007 Private Placement, and 1,369,840 shares of options granted to the Company’s director and employees outstanding which had not been included in the computation of diluted earnings per share for the three months then ended because to do so would have an anti-dilutive effect.  Accordingly, the basic and diluted earnings per share for the three months ended March 31, 2009 are the same.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2010 and 2009 (Unaudited)
(Stated in US Dollars)

6.	Trade receivables

	As of March 31, 2010	As of December 31, 2009
	(Unaudited)
Trade receivables	$2,032,251	$2,134,470
Allowance for doubtful account	(754,290)	(754,290)
	$1,277,961	$1,380,180

An analysis of the allowance for doubtful accounts for the three months ended March 31, 2010 and 2009 is as follows:

	Three months ended March 31,
	(Unaudited)
	2010	2009
Balance at beginning of period	$754,290	$13,023
Addition of bad debts expenses, net	-	7,033
Translation adjustments	-	(18)
Balance at end of period	$754,290	$20,038

7.	Inventories

	As of March 31, 2010	As of December 31, 2009
	(Unaudited)
Raw materials	$339,570	$150,274
Work in progress	371,087	185,440
Finished goods	2,348,485	2,563,147
	3,059,142	2,898,861
Allowance for obsolete inventories	(474,260)	(474,260)
	$2,584,882	$2,424,601

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2010 and 2009 (Unaudited)
(Stated in US Dollars)

8.	Other receivables and deposits

	As of March 31, 2010	As of December 31, 2009
	(Unaudited)
Other receivables, rental, utilities and other deposit	$572,208	$334,820
Allowance for doubtful accounts	(64,548)	(64,548)
	507,660	270,272
Trade deposits to suppliers	2,737,365	3,052,142
	$3,245,025	$3,322,414

9.	Property and equipment, net

	As of March 31, 2010	As of December 31, 2009
	(Unaudited)
Office equipment and computers	$884,927	$875,523
Machinery	15,466	15,466
Leasehold improvements	542,469	542,469
Motor vehicles	18,558	18,558
	1,461,420	1,452,016
Accumulated depreciation	(707,980)	(635,727)
Property and equipment, net	$753,440	$816,289

10.          Trademarks

Oriental Fashion, currently owns four trademarks, namely “Omnialuo”, “Omnialo”, “歐柏蘭羅” and “歐柏蘭奴” which were registered in the PRC. These trademarks were transferred to the subsidiary from a major stockholder of the Company for nil consideration during 2006.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2010 and 2009 (Unaudited)
(Stated in US Dollars)

11.          Secured bank loan

The bank loan is denominated in Renminbi and repayable within one year.  It carries interest at 0.531% per month.

The bank loan is guaranteed by (i) Ms. Zheng Luo, who did not receive any compensation for acting as guarantor; (ii) the Company’s bank deposit of $440,100 and (iii) bank deposits of three unrelated parties in the amount of $1,320,300.

The Company’s restricted cash of $440,100 was also pledged to the bank to secure the bank loans of $4,246,965 granted to the aforementioned unrelated parties.  The restricted cash will be released by the bank after the Company and the unrelated parties have fully repaid their borrowings.

12.          Loan from a stockholder

The loan is interest-free, unsecured and repayable on demand.  The stockholder advanced $172 and $64,684 to the Company during the three months ended March 31, 2010 and 2009, respectively.

13.          Other payables, deposits received and accrued expenses

	As of March 31, 2010	As of December 31, 2009
	(Unaudited)
Other payables and accruals	$631,529	$611,266
Amounts due to partners of co-owned stores	279,452	302,599
Receipt in advance from customers	616,432	1,408,284
Deposits received	409,346	468,657
Business tax and value-added taxes payable	589,256	555,440
	$2,526,015	$3,346,246

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

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2010 and 2009 (Unaudited)
(Stated in US Dollars)

14.          Stock option plan (Cont’d)

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

A summary of share option plan activity for the three months ended March 31, 2010 is presented below :

	Number of shares	Average exercise price per share	Remaining contractual term	Aggregate intrinsic value
Outstanding as of January 1, 2010	1,369,840	$0.67
Granted	-	-
Exercised/Forfeited/Cancelled	-	-

Outstanding as of March 31, 2010	1,369,840	$0.67	8.00 years	$-

Exercisable as of March 31, 2010	1,183,420	$0.68	8.00 years	$-

Aggregate intrinsic value represents the value of the Company’s closing stock price on March 31, 2010 of $0.17 in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on January 6, 2009 and January 20, 2009 was $0.27 and $0.32 per share respectively. The Company recorded non-cash share-based compensation expense of $23,757 and $159,103 for the three months ended March 31, 2010 and 2009 respectively, in respect of share options granted on January 6, 2009 and January 20, 2009, which was allocated to general and administrative expenses.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2010 and 2009 (Unaudited)
(Stated in US Dollars)

14.          Stock option plan (Cont’d)

The fair value of the above option awards granted on January 6, 2009 and January 20, 2009 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	119.66%
Expected dividends	Nil
Expected life	1.5 years - 2 years
Risk-free interest rate	1%

As of March 31, 2010, there were unrecognized compensation costs of $58,989 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 0.5 years.

15.          Commitments and contingencies

Operating lease arrangements

The Company leases office premises and showrooms under various non-cancelable operating lease agreements that expire at various dates through years 2010 to 2013.  The minimum future commitments payable under these agreements as of March 31, 2010 was $569,980. The future minimum lease payments under these agreements are as follows :

Payable in:
2010	$297,196
2011	195,598
2012	41,166
2013	36,020
$569,980

Rental expenses under operating leases were $118,217 and $112,656 for the three months ended March 31, 2010 and 2009 respectively.

16.          Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions to a defined contribution retirement scheme organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees.  The only obligation of the Company with respect to the retirement scheme is to make the required contributions under the plan.  No forfeited contribution is available to reduce the contribution payable in future years.  The defined contribution plan contributions were charged to the condensed consolidated statements of income.  The Company contributed $12,161 and $12,335 during the three months ended March 31, 2010 and 2009, respectively.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2010 and 2009 (Unaudited)
(Stated in US Dollars)

17.          Related party transactions

Apart from the transactions and information as disclosed in notes 11 and 12 to the condensed consolidated financial statements, the Company did not have other material related party transactions during the three months ended March 31, 2010 and 2009, respectively.

18.          Segment information

The Company uses the “management approach” in determining reportable operating segments.  The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments.  Management, including the chief operating decision maker, reviews the operating results of retail sales (including Company-owned and co-owned stores) and sales to distributors and as such, the Company has determined that it has two operating segments as defined by ASC Topic 280 “Segment Reporting”.

	Retail sales		Sales to distributors		Total
	Three months ended March 31,		Three months ended March 31,		Three months ended March 31,
	(Unaudited)		(Unaudited)		(Unaudited)
	2010	2009	2010	2009	2010	2009
Revenues	$779,330	$1,222,423	$1,115,884	$1,701,365	$1,895,214	$2,923,788
Segment (loss) profit	$(220,548)	$(236,379)	$404,340	$840,066	$183,792	$603,687

	As of March 31, 2010	As of December 31, 2009	As of March 31, 2010	As of December 31, 2009	As of March, 31 2010	As of December 31, 2009
	(Unaudited)		(Unaudited)		(Unaudited)
Segment assets	$4,133,563	$3,143,266	$5,918,646	$5,866,088	$10,052,209	$9,009,354

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information :

	Three months ended March 31,
	(Unaudited)
	2010	2009
Total consolidated revenue	$1,895,214	$2,923,788

Total income for reportable segments	$183,792	$603,687
Unallocated amounts relating to operations:
Other income	-	4
General and administrative expenses	(61,966)	(105,789)
Stock-based compensation	(23,757)	(159,103)
Income before income taxes	$98,069	$338,799

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2010 and 2009 (Unaudited)
(Stated in US Dollars)

18.          Segment information (Cont’d)

	As of March 31, 2010	As of December 31, 2009
	(Unaudited)
Assets

Total assets for reportable segments	$10,052,209	$9,009,354
Cash and cash equivalents	81,538	170,424
	$10,133,747	$9,179,778

All of the Company’s long-lived assets and customers are located in the PRC.  Accordingly, no geographic information is presented.

19.          Subsequent events

The Company has evaluated its activities subsequent to March 31, 2010 and has concluded that no subsequent events have occurred that would require recognition or disclosure in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q for the first quarter ended March 31, 2010. In addition to the historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission and elsewhere in that Annual Report and in this Quarterly Report.

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

Overview

OmniaLuo, Inc. is a holding company that conducts all of its business operations through its direct wholly-owned subsidiary, Omnia BVI, established in August 2006, and Omnia BVI’s Chinese subsidiary, Shenzhen Oriental Fashion Co., Ltd., (“Oriental Fashion”), established in September 2006. Oriental Fashion designs, develops, markets and distributes women’s apparel under the brand names of OMNIALO and OMNIALUO through its network of retail stores across the People’s Republic of China (“PRC” or “China”), which consisted of  112 stores as of March 31, 2010, and 165 stores as of March 31, 2009 in 29 provinces throughout China. Until our acquisition of Omnia BVI on October 9, 2007, our operations were very limited.

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

Customers

Our current target customers are “white-collar” and “pink-collar” urban females between the ages of 25 to 35. In China, professional women are generally divided into three categories, “white-collar”, “pink-collar” and “golden-collar” (when accounting for purchasing-power parity, the lifestyle of a household with annual income of $12,500 in China is similar to the lifestyle of a household earning $40,000 annually in the United States). (Source: National Bureau of Statistics of China; McKinsey Global Institute Analysis 2006. Both the individual income and household income referred to here are on an after-tax basis.).

Pink-collar workers usually work in high-paying industries such as finance, consulting, legal services, or assume senior positions in government agencies. Pink-collar workers typically earn $7,500 to $22,500 annually. White-collar workers usually work in junior or middle positions in an office environment. This includes positions such as secretaries, administrators, operators, IT staff, accounting staff and junior saleswomen. White-collar workers typically earn $2,500 to $ 7,500 annually. “Golden-collar” refers to the class of professionals with annual incomes over $22,500. They typically hold executive positions in corporations or operate their own businesses.

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

The table below summarizes the characteristics of our major distribution channels and the number of stores we had as of March 31, 2010:

Sales Channel	Sub Channel	Location	Objective	Characteristics	*Store Level Net Profit Margin

Company	Flagship Stores	Major shopping malls in Tier 1 cities	Showcase brand and attract customers and distributors	Capital outlay: High Inventory risk: High Operating expenses: medium	Medium-low
-owned
Stores (27)	Standard Stores	Key shopping malls in highly competitive Tier 1 & Tier 2 cities	Test market to gauge customer interest and increase sales	Capital outlay: High Inventory risk: Medium Operating expenses: Medium	Medium

Co-owned Stores (8)	Co-owned Stores	Tier 1 & Tier 2 cities	Maximize sales and profit	Capital outlay: Medium Inventory risk: High Operating expenses: Medium	Medium-high

Independent Distributor Stores (77)	Independent Distributor Stores	Tier 1, Tier 2 & Tier 3 cities	Maximize sales and profit	Capital outlay: Low Inventory risk: Low Operating expenses: Low	High

* In calculating the store level net profit margin, we take into consideration related store expenses billed to us, including decoration, rent, payroll, mall management fees, and utilities.

Company-owned Stores

Company-owned stores are retail stores owned 100% by us and which sell the OMNIALUO Brand exclusively. We manage the daily operations of these stores, and pay all operating expenses, including decoration, rent, payroll, and utilities. All company-owned stores are located either within shopping malls or in independent stores located on the street. There are two types of company-owned stores, (1) flagship stores, and (2) standard stores. Flagship stores are high-profile stores, located in key shopping malls of first-tier cities, such as Shanghai, Beijing, and Shenzhen. These stores are extravagantly decorated, display a number of luxurious items and offer the complete OMNIALUO Brand product line. The cost of opening and operating flagship stores is high, thus making them the least profitable among all store types. Standard stores are well decorated, however, they are less extravagant than the flagship stores, and are operated in major shopping malls of the first-tier and second-tier cities. These stores are fashionably decorated and offer the most complete product lines. These stores serve to showcase and promote the OMNIALUO brands. In addition, the Company-owned stores are used to monitor market trends and our products’ performance. Company-owned stores have the lowest profitability among all our distribution channels. Nonetheless, we believe that shopping malls are the best location for our stores as according to the CGIR (or China Garment Industry Report). Historically, shopping malls and department stores represented more than half of apparel sales in urban cities in China.

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

As of March 31, 2010 and 2009, we operated 35 and 58 retail stores, respectively, of which there were 27 and 27 company-owned stores, respectively, in key shopping malls in the first-tier and second-tier cities (see below under “Location of Retail Stores - Markets” ), and 8 and 31 co-owned stores, respectively, in key shopping malls located in first-tier and second-tier cities. The two types of stores collectively accounted for approximately 41.1% of our total revenue in the first quarter of 2010 and approximately 41.8% of our total revenue in the same period of 2009.

Independent Distributor Stores

Independent distributor stores are owned 100% by a third party and sell the OMNIALUO Brand exclusively. Our products are sold to independent distributor stores at 35-40% of the full retail price. We average approximately 50-55% net profit margin on sales to the independent distributors. No items are sold on consignment. The independent distributor stores make a 30% down payment upon ordering and pay the balance before any shipment is sent. Hence, the independent distributor store model generates a high profit margin for us, with no upfront investment, minimal inventory risk and minimal cash flow shortage. Independent distributor stores are the most important distribution channel for our sales. As of March 31, 2009 and March 31, 2010, we had 107 and 77 independent distributor stores, respectively, across China. The independent distributor stores represented approximately 58.2% of our total revenues in the first quarter of 2009, and represent approximately 58.9% of our total revenues in the first quarter of 2010. Our future success is to a large extent dependent on increasing the number of the independent distributor stores.

During the three months ended March 31, 2010, there was a customer（Wuxi Langyi-independent distributor at provincial level）whose revenue represented approximately 31% of the Company’s condensed consolidated revenue.

Seasonality

Our business is seasonal, with the highest proportion of sales and operating income likely being generated in the fourth quarter of each year, lesser proportions in the second and third quarter of each year, and the lowest proportion of sales and operating income being generated in the first quarter of each year. Our working capital requirements are likely to fluctuate during the year, increasing substantially during one or more quarters as a result of higher planned seasonal inventory levels and higher receivables.

Recent Development

Since our formation in the third quarter of 2006, we have focused on implementing our strategy of building a design and marketing workforce and an independent distributor and retail store sales network to design, develop, market and distribute “fashionable business casual”. By November 12, 2008, we had a network of 245 stores across the country. However, as a result of the global economic recession and its negative impact on Chinese consumer spending, we were forced to close certain stores that did not make their pre-determined sales requirements in the fourth quarter of 2008 and throughout 2009. As of March 31, 2010, we had 112 stores in total, including 27 company-owned stores, 8 co-owned stores and 77 independent distributor stores. We did not close any store in the first quarter of 2010.

Although the total store count is still subject to change based on prevailing market conditions, we believe that there has been indication that the deterioration of the Chinese consumer market has slowed down in recent months. If the market condition improves, we expect that no more stores will be closed except those that need to be replaced by new stores. Our goal is to have 150 stores in total by the end of 2010.

Factors Relevant to Evaluating Our Business and Financial Performance

We design, develop, and market a diversified selection of women’s wear with focus on fashionable business casual style. We target moderate to premium priced categories of women’s wear market. In evaluating our performance, management reviews certain key performance indicators, including:

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

Results of Operations for the three months ended March 31, 2010 and 2009

As of March 31, 2010 we operated or had distribution relationships with 112 stores, comprising 27 company-owned stores, 8 co-owned stores, and 77 independent distributor stores, as compared to 165 stores for the same period of 2009, comprising 27 Company-owned stores, 31 co-owned stores and 107 independent distributor stores.  Sales revenue for the three months ended March 31, 2010 was $1,895,214, compared with $2,923,788 for the three months ended March 31, 2009, reflecting a decrease of 1,028,574 or 35%, primarily due to the decrease of total store numbers.

Revenue from sales to distributors for the three months ended March 31, 2010 was $1,115,884 (58.88% of the total sales revenue for the period), almost the same percentage over revenue from sales to distributors for the three months ended March 31, 2009 of $1,701,365 (58.19% of the total sales revenue for the period). The decrease of gross profit margin was mainly due to the decrease of store number from 165 stores as of March 31, 2009 to 112 store as of March 31, 2010.

Revenue from retail sales for the three months ended March 31, 2010, including from company-owned and co-owned stores, was $779,330, (41.12% of the total sales revenue for the period), representing a 36% decrease over retail sales for the three months ended March 31, 2009 of $1,222,423 (41.81%  of the total sales revenue for the period).  The decrease in both sales to distributors and retail sales reflected the decrease in store number.

Overall gross profit for the three months ended March 31, 2010 was $1,095,807 (representing an overall gross profit margin of 57.82%), compared with overall gross profit of $1,553,091 (representing an overall gross profit margin of 53.12%) for the three months ended March 31, 2009.

General and administrative expenses, which include rental expenses for headquarters, salary expenses for management and headquarters staff, and travel and entertainment expenses for the three months ended March 31, 2010 were $434,445(22.92% of the total sales revenues), compared with $502,468 for the three months ended March 31, 2009 (17.19% of the total sales revenues).

Selling and marketing expenses, which include all costs associated with sales, marketing and distribution functions, were $440,595 for the three months ended March 31, 2010 (23.25% of the total sales revenues), compared with $652,085 for the three months ended March 31, 2009 (22.3% of the total sales revenues).

Overall segment profit for the three months ended March 31, 2010 was $183,792, which represented an overall profit segment margin of 9.70%, compared with overall segment profit for the three months ended March 31, 2009 of $603,687, which represented an overall segment profit margin of 20.65%.
Income from operations for the three months ended March 31, 2010 was $148,012 (7.81% of the total sales revenues), compared with income from operations for the three months ended March 31, 2009 of $328,187 (11.22% of the total sales revenues), representing a decrease of 54.9% , the decrease of income from operations is due to the decrease of total stores compared with the same period of 2009.

Oriental Fashion is the company’s only operating subsidiary and is engaged in woman’s apparel design, manufacturing and distribution in China. The total profit for reportable segment in the first quarter ended March 31, 2010 was $183,792, which was derived from the operations of Oriental Fashion. This figure can be reconciled to the income before income taxes by deducting general and administrative expenses of $61,966 and stock-based compensation of $23,757.

Net income for the three months ended March 31, 2010 was $77,596, compared with $280,119 for the three months ended March 31, 2009, representing a decrease of 72.30%.

Liquidity and Capital Resources

As of March 31, 2010, inventories was $2,584,882, an increase of $160,281 (or 6.61%), compared with $2,424,601 as of December 31, 2009.

As of March 31, 2010, trade receivables were $1,277,961, which was a decrease of $102,219 compared with trade receivables of $1,380,180 as of December 31, 2009.

As of March 31, 2010, other receivables and deposits was $3,245,025, which was a decrease of $77,389 compared with $3,322,414 as of December 31, 2009.

Net cash used in operating activities for the three months ended March 31, 2010 was $348,813, compared with net cash used in operating activities of $9,588 for the three months ended March 31, 2009.

The Company’s investing activities to date have consisted mainly of the purchase of property and equipment. For the three months ended March 31, 2010 and 2009, the net use of cash in investing activities was $10,300 and $574, respectively.

The company had a bank loan of $1,415,655 as of March 31, 2010. This one year term bank loan is guaranteed by (i) Ms. Zheng Luo, who did not receive any compensation for acting as guarantor; (ii) the Company’s bank deposit of $440,100 and (iii) bank deposits of three unrelated parties in the amount of $1,320,300.

The Company’s restricted cash of $440,100 was also pledged to the bank to secure the bank loans of $4,246,965 granted to the aforementioned unrelated parties.  The restricted cash will be released by the bank after the Company and the unrelated parties have fully repaid their borrowings.

Our remaining material capital expenditure requirements as of March 31, 2010 were approximately $2 million, which will be used for store expansions and operation. We anticipate funding these requirements by bank loan.

We believe that our currently available working capital should be adequate to sustain our operations at our current levels. Thereafter, based on our current operating plan and our available cash and cash equivalents, we expect that we will need to obtain additional financing in the future through the sale of equity securities, private placements, and loans to fund our cash needs and continue our presently planned operations. However, depending on our future needs and changes and trends in the capital markets affecting our shares and the Company, we may determine to seek additional equity or debt financing in the private or public markets. Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us.

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

Concentrations of credit risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. As of March 31, 2010, the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, Hong Kong and the United States, which management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

Stock-based compensation. The Company adopted the fair value method of accounting for share-based compensation.

Under the fair value method, compensation cost related to employee stock options or similar equity instruments which are equity-classified awards is measured at the grant date based on the value of the award and is recognized over the requisite service period, which is usually the vesting period. The cost of a liability-classified award is measured based on its current fair value. Fair value of share options granted is determined using the Black-Scholes model. Under this model, certain assumptions, including the risk-free interest rate, the expected life of the options, the estimated fair value of the Company’s common stock and the expected volatility, are required to determine the fair value of the options. If different assumptions had been used, the fair value of the options would have been different from the amount the Company computed and recorded, which would have resulted in either an increase or decrease in the compensation expense.

Fair value of financial instruments. The Company considers the carrying values reported in the condensed consolidated balance sheet for current assets and current liabilities qualifying as financial instruments approximate their fair values due to the short-term maturity of such instruments. It is the management’s opinion that the Company is not exposed to significant interest, price, foreign currency or credit risks arising from these financial instruments.

Income Taxes.

The United States

The Company is subject to the United States of America Tax law at tax rate of 34%. It has no assessable profit for the three months ended March 31, 2010 and 2009 respectively. The Company has not recognized a deferred tax liability for the undistributed earnings of its non-U.S. subsidiaries as of March 31, 2010 and December 31, 2009 respectively, because the Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company no longer plans to permanently reinvest undistributed earnings. Calculation of related unrecognized deferred tax liability is not practicable.

The British Virgin Islands

Omnia BVI was incorporated in the British Virgin Islands (or “BVI”) and, under the current laws of the BVI, is not subject to income tax.

The Peoples Republic of China

Oriental Fashion is subject to the PRC Enterprise Income Tax (“EIT”). As Oriental Fashion was a wholly-foreign owned enterprise engaged in manufacture industry which was duly approved by the PRC tax authority, it was entitled to two years’ exemption, from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by 50% tax reduction for the immediate next three calendar years. This tax holiday commenced in the fiscal financial year 2007. Oriental Fashion was subject to EIT rate of 11% and 10% during the three months ended March 31, 2010 and 2009 respectively.

No provision for EIT has been made for the three-month period ended March 31, 2010 since Oriental Fashion had no assessable profit for the period. The tax expense for the three-month period ended March 31, 2010 in the condensed consolidated statements of income and comprehensive income represented the deferred tax recognized.

The management evaluated the Company’s tax position in accordance with ASC 740 and considered that no additional provision for uncertainty in income taxes was necessary as of March 31, 2010.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Zheng Luo and Mr. David Wang, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management concluded that as of March 31, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Controls over Financial Reporting

During the three months ended March 31, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

 None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

OMNIALUO, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNIALUO, INC. (Registrant)

Date: May 17, 2010	/s/ Zheng Luo
Zheng Luo
President & Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2010	/s/ David Wang
David Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)