Form 10-Q
period 2010-06-30
OmniaLuo, Inc.
filed 2010-08-16
CIK 1161550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarter Ended June 30, 2010

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

The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, as of August 16, 2010 was 22,840,000.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
OmniaLuo, Inc.
Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2010 and 2009
(Stated in US dollars)

OmniaLuo, Inc.
Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2010 and 2009
Index to Condensed Consolidated Financial Statements

Pages
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	1
Condensed Consolidated Balance Sheets	2
Condensed Consolidated Statements of Cash Flows	3
Notes to Condensed Consolidated Financial Statements	4 – 16

OmniaLuo, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the three and six months ended June 30, 2010 and 2009
(Stated in US Dollars)

	Three months ended June 30, (Unaudited)		Six months ended June 30, (Unaudited)
	2010	2009	2010	2009
Revenues	$2,174,551	$1,593,049	$4,069,765	$4,516,837
Cost of revenues	(739,159)	(582,211)	(1,538,566)	(1,952,908)

Gross profit	1,435,392	1,010,838	2,531,199	2,563,929

Expenses
General and administrative expenses	509,433	412,218	943,878	914,686
Depreciation	72,656	70,446	145,411	140,797
Selling and marketing expenses	627,498	624,439	1,068,093	1,276,524

	1,209,587	1,107,103	2,157,382	2,332,007

Income (loss) from operations	225,805	(96,265)	373,817	231,922
Interest income	1,055	255	1,901	7,301
Other income	18,132	14,834	21,491	36,108
Finance costs	(32,706)	(7,821)	(86,854)	(25,529)

Income (loss) before income taxes	212,286	(88,997)	310,355	249,802

Income taxes - Note 4	(32,183)	(13,853)	(52,656)	(72,533)

Net income (loss)	$180,103	$(102,850)	$257,699	$177,269

Other comprehensive income (loss)
Foreign currency translation adjustments	7,941	(245)	7,996	(14,074)

Comprehensive income (loss)	$188,044	$(103,095)	$265,695	$163,195

Earnings (loss) per share - Note 5
- Basic	$0.01	$(0.01)	$0.01	$0.01

- Diluted	$0.01	$(0.01)	$0.01	$0.01

Weighted average number of shares
outstanding
- Basic	22,840,000	22,840,000	22,840,000	22,840,000

- Diluted	22,840,000	22,840,000	22,840,000	22,840,000

See the accompanying notes to condensed consolidated financial statements

OmniaLuo, Inc.
Condensed Consolidated Balance Sheets
As of June 30, 2010 and December 31, 2009
(Stated in US Dollars)

	As of	As of
	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,009,874	$869,495
Trade receivables, net - Note 6	1,175,525	1,380,180
Inventories, net - Note 7	3,391,743	2,424,601
Other receivables and deposits - Note 8	3,259,245	3,322,414
Restricted cash - Note 11	440,619	-
Deferred tax asset	314,373	366,799

Total current assets	9,591,379	8,363,489
Property and equipment, net - Note 9	682,398	816,289

TOTAL ASSETS	$10,273,777	$9,179,778

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Secured bank loan - Note 11	$1,263,108	$-
Trade payables	962,272	521,581
Loan from a stockholder - Note 12	8,033	7,862
Other payables, deposits received and accrued expenses
- Note 13	2,427,160	3,346,246

Total current liabilities	4,660,573	3,875,689

TOTAL LIABILITIES	4,660,573	3,875,689

COMMITMENTS AND CONTINGENCIES - Note 15

STOCKHOLDERS’ EQUITY

Common stock : par value $0.01 per share
Authorized 40,000,000 shares; issued and
outstanding 22,840,000 shares	228,400	228,400
Preferred stock : par value $0.01 per share
Authorized 10,000,000 shares; none issued and outstanding	-	-
Additional paid-in capital	9,241,651	9,198,231
Statutory reserve	512,709	512,709
Accumulated other comprehensive income	839,015	831,019
Accumulated deficit	(5,208,571)	(5,466,270)

TOTAL STOCKHOLDERS’ EQUITY	5,613,204	5,304,089

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,273,777	$9,179,778

See the accompanying notes to condensed consolidated financial statements

OmniaLuo, Inc.
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2010 and 2009
(Stated in US Dollars)

	Six months ended June 30, (Unaudited)
	2010	2009
Cash flows from operating activities
Net income	$257,699	$177,269
Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation	145,411	140,797
Exchange gain	-	(426)
Income taxes	52,656	72,533
Allowance for doubtful accounts	-	33,637
Loss on disposal of property and equipment	373	386
Share-based compensation	43,420	207,472
Investment income	(1,227)	-
Changes in operating assets and liabilities
Trade receivables	205,495	(366,971)
Inventories	(960,594)	338,762
Other receivables and deposits	66,832	119,658
Trade payables	438,798	(38,879)
Other payables, deposits received and accrued expenses	(919,637)	(794,326)

Net cash flows used in operating activities	(670,774)	(110,088)

Cash flows from investing activities
Acquisition of marketable securities	(731,556)	-
Proceeds from disposal of marketable securities	732,783	-
Proceeds from disposal of property and equipment	56	322
Acquisition of property and equipment	(11,501)	(3,262)

Net cash flows used in investing activities	(10,218)	(2,940)

Cash flows from financing activities
Proceeds from bank loan	2,194,671	-
Repayment of bank loan	(936,393)	(175,884)
Loan from a stockholder	172	65,444
Increase in restricted cash	(438,934)	-

Net cash flows from (used in) financing activities	819,516	(110,440)

Effect of foreign currency translation on cash and cash equivalents	1,855	(945)

Net increase (decrease) in cash and cash equivalents	140,379	(224,413)

Cash and cash equivalents - beginning of period	869,495	1,253,997

Cash and cash equivalents - end of period	$1,009,874	$1,029,584

Supplemental disclosures for cash flow information
Interest paid	$42,125	$17,983
Income taxes paid	$-	$-

See the accompanying notes to condensed consolidated financial statements

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2010 and 2009 (Unaudited)
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

Concurrently with the consummation of the RTO, the Company issued 4,920,000 shares of its common stock and five-year warrants to purchase an aggregate of 4,920,000 shares of the Company’s common stock at $1.5625 per share for an aggregate purchase price of $6.15 million, to a total of 38 investors in a private placement (the “2007 Private Placement”).  In connection with this private placement, the Company issued five-year warrants to purchase 492,000 shares of the Company’s common stock at $1.5625 per share to Keating Securities, LLC (“Keating Securities”), as a financial advisory fee in partial consideration of their services in connection with the private placement.  Prior to the consummation of the RTO and the 2007 Private Placement, the Company was deemed to have been an affiliate of Keating Securities by reason of the ownership of shares of the Company’s common stock by principals and executives of Keating Securities.  The warrants issued to the investors and Keating Securities have been classified in equity and were outstanding as of June 30, 2010.

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
For the three and six months ended June 30, 2010 and 2009 (Unaudited)
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

2.           Description of business

Following the RTO, the Company commenced to be engaged in the design, marketing, distribution and sale of women’s apparel under the brand names of “OMNIALUO” and “OMNIALO” (collectively referred to herein as the “OMNIALUO Brands”) through a network of over 115 retail stores across the PRC as of June 30, 2010.  The Company offers a complete line of business casual women’s wear, including bottoms, tops and outerwear, as well as accessories.

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
For the three and six months ended June 30, 2010 and 2009 (Unaudited)
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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the six-month period have been made.  Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.  These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on March 31, 2010.

Principles of consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates

In preparing financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods.  These accounts and estimates include, but are not limited to, the valuation of trade and other receivables, inventories, deferred income taxes, provision for warranty and the estimation of useful lives of property and equipment.  Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from those estimates.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash and trade receivables.  As of June 30, 2010, the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, Hong Kong and United States, which management believes are of high credit quality.  With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition.  The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

During the six months ended June 30, 2010, there was a customer whose revenue represented approximately 14% of the Company’s condensed consolidated revenue.

During the six months ended June 30, 2009, there was no customer who contributed 10% or more to the Company’s condensed consolidated revenue.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2010 and 2009 (Unaudited)
(Stated in US Dollars)

3.           Summary of significant accounting policies (Cont’d)

Marketable securities

Marketable securities represented the Company’s investment in a structured product offered by a PRC financial institution.  The Company can call the redemption of the investment from the financial institution at any time and will receive the redemption price based on the rate of return as announced by the financial institution.

The investment was acquired and disposed of during the quarter ended June 30, 2010.

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

Fair value of financial instruments

The Company considers the carrying values reported in the condensed consolidated balance sheet for current assets and current liabilities qualifying as financial instruments approximate to their fair values due to the short-term maturity of such instruments.

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

Diluted earnings per share is computed using the sum of weighted average number of shares outstanding and dilutive potential shares outstanding during the periods presented.  During the three and six months ended June 30, 2010 and 2009, there were no potentially dilutive shares.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2010 and 2009 (Unaudited)
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements

The FASB issued Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on (i) vendor-specific objective evidence, (ii) if available, third-party evidence if vendor-specific objective evidence is not available, or (iii) estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The management is in the process of evaluating the impact of adopting this ASU update on the Company’s financial statements.

The FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC Topic 820 to require the following additional disclosures regarding fair value measurements: (i) the amounts of transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) reasons for any transfers in or out of Level 3 of the fair value hierarchy, and (iii) the inclusion of information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements. ASU 2010-06 also amends ASC Topic 820 to clarify existing disclosure requirements, requiring fair value disclosures by class of assets and liabilities rather than by major category and the disclosure of valuation techniques and inputs used to determine the fair value of Level 2 and Level 3 assets and liabilities. With the exception of disclosures relating to purchases, sales, issuances and settlements of recurring Level 3 measurements, ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009. The disclosure requirements related to purchases, sales, issuances and settlements of recurring Level 3 measurements will be effective for financial statements for annual reporting periods beginning after December 15, 2010.  The management is in the process of evaluating the effect of disclosure requirements related to purchases, sales, issuances and settlements of recurring Level 3 measurements on these financial statements and results of operation and is currently not yet in a position to determine such effects.

In April, 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update do not expand the recurring disclosures required by Topic 718. Disclosures currently required under Topic 718 are applicable to a share-based payment award, including the nature and the term of share-based payment arrangements. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company is currently evaluating the impact of the adoption of ASU 2010-13 on its financial statements.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2010 and 2009 (Unaudited)
(Stated in US Dollars)

4.	Income taxes

United States

The Company is subject to the United States of America Tax law at tax rate of 34%.  It has no assessable profit for the three- and six-month periods ended June 30, 2010 and 2009, respectively.  The Company has not recognized a deferred tax liability for the undistributed earnings of its non-U.S. subsidiaries as of June 30, 2010 and December 31, 2009 respectively, because the Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future.  A deferred tax liability will be recognized when the Company no longer plans to permanently reinvest undistributed earnings.  Calculation of related unrecognized deferred tax liability is not practicable.

BVI

Omnia BVI was incorporated in the BVI and, under the current laws of the BVI, is not subject to income tax.

PRC

Oriental Fashion is subject to the PRC Enterprise Income Tax (“EIT”).  As Oriental Fashion was a wholly-foreign owned enterprise engaged in the manufacture industry, which was duly approved by the PRC tax authority, it was entitled to two years’ exemption, from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by 50% tax reduction for the immediate next three calendar years.  This tax holiday commenced in fiscal year 2007.  Oriental Fashion was subject to an EIT rate of 11% and 10% during the three- and six-month periods ended June 30, 2010 and 2009 respectively.

No provision for EIT has been made for the three- and six-month periods ended June 30, 2010 since Oriental Fashion had no assessable profit for the periods.  The tax credit for the three- and six-month periods ended June 30, 2010 in the condensed consolidated statements of operations and comprehensive income (loss) represented the deferred tax recognized.

The management evaluated the Company’s tax positions in accordance with ASC 740 and considered that no provision for uncertainty in income taxes was necessary as of June 30, 2010.

5.	Earnings (loss) per share - basic and diluted

The computation of basic earnings per share is based on the net income of $257,699 and $177,269 for the six months ended June 30, 2010 and 2009, respectively, and the weighted average of 22,840,000 ordinary shares outstanding during the periods.

As of June 30, 2010, the Company had 5,412,000 warrants issued to investors and Keating Securities in relation to the 2007 Private Placement, and 1,369,840 shares of options granted to the Company’s director and employees outstanding which had not been included in the computation of diluted earnings per share for the three- and six-month periods then ended because to do so would have an anti-dilutive effect.  Accordingly, the basic and diluted earnings per share for the three- and six-month periods ended June 30, 2010 are the same.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2010 and 2009 (Unaudited)
(Stated in US Dollars)

5.	Earnings per share - basic and diluted (Cont’d)

As of June 30, 2009, the Company had 5,704,752 warrants issued to investors and Keating Securities in relation to the 2007 Private Placement, and 1,369,840 shares of options granted to the Company’s director and employees which had not been included in the computation of diluted earnings per share for the three and six months then ended because to do so would have an anti-dilutive effect.  Accordingly, the basic and diluted earnings per share for the three and six months ended June 30, 2009 are the same.

6.	Trade receivables, net

	As of	As of
	June 30,	December 31,
	2010	2009
	(Unaudited)

Trade receivables	$1,930,704	$2,134,470
Allowance for doubtful accounts	(755,179)	(754,290)
	$1,175,525	$1,380,180

An analysis of the allowance for doubtful accounts for the six months ended June 30, 2010 and 2009 is as follows:

	Six months ended June 30, (Unaudited)
	2010	2009

Balance at beginning of period	$754,290	$13,023
Addition of bad debts expenses, net	-	33,637
Translation adjustments	889	(34)
Balance at end of period	$755,179	$46,626

7.	Inventories, net

	As of	As of
	June 30,	December 31,
	2010	2009
	(Unaudited)

Raw materials	$349,576	$150,274
Work in progress	906,806	185,440
Finished goods	2,610,180	2,563,147

	3,866,562	2,898,861
Allowance for obsolete inventories	(474,819)	(474,260)
	$3,391,743	$2,424,601

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2010 and 2009 (Unaudited)
(Stated in US Dollars)

8.	Other receivables and deposits

	As of	As of
	June 30,	December 31,
	2010	2009
	(Unaudited)

Other receivables, rental, utilities and other deposit	$324,022	$334,820
Allowance for doubtful accounts	(64,624)	(64,548)

	259,398	270,272
Trade deposits to suppliers	2,999,847	3,052,142
	$3,259,245	$3,322,414

9.	Property and equipment, net

	As of	As of
	June 30,	December 31,
	2010	2009
	(Unaudited)

Office equipment and computers	$887,145	$875,523
Machinery	15,485	15,466
Leasehold improvements	543,109	542,469
Motor vehicles	18,579	18,558

	1,464,318	1,452,016
Accumulated depreciation	(781,920)	(635,727)
Property and equipment, net	$682,398	$816,289

10.	Trademarks

Oriental Fashion currently owns four trademarks, namely “Omnialuo”, “Omnialo”, “歐柏蘭羅” and “歐柏蘭奴” which were registered in the PRC. These trademarks were transferred to the subsidiary from a major stockholder of the Company for nil consideration during 2006.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2010 and 2009 (Unaudited)
(Stated in US Dollars)

11.	Secured bank loan

The bank loan is denominated in Renminbi and repayable within one year.  It carries interest at 0.531% per month.

The bank loan is guaranteed by (i) Ms. Zheng Luo, who did not receive any compensation for acting as guarantor; (ii) the Company’s bank deposit of $440,619 and (iii) bank deposits of three unrelated parties in the amount of $1,321,857.

The Company’s restricted cash of $440,619 was also pledged to the bank to secure the bank loans of $3,789,324 granted to the aforementioned unrelated parties.  The restricted cash will be released by the bank after the Company and the unrelated parties have fully repaid their borrowings.

12.	Loan from a stockholder

The loan is interest-free, unsecured and repayable on demand.  The stockholder advanced $172 and $65,444 to the Company during the six months ended June 30, 2010 and 2009, respectively.

13.	Other payables, deposits received and accrued expenses

	As of	As of
	June 30,	December 31,
	2010	2009
	(Unaudited)

Other payables and accruals	$517,101	$611,266
Amounts due to partners of co-owned stores	270,592	302,599
Receipts in advance from customers	614,741	1,408,284
Deposits received	405,423	468,657
Business tax and value-added taxes payable	619,303	555,440
	$2,427,160	$3,346,246

14.	Stock option plan

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
For the three and six months ended June 30, 2010 and 2009 (Unaudited)
(Stated in US Dollars)

14.	Stock option plan (Cont’d)

Pursuant to the Plan, on January 6, 2009, the Company granted options to purchase 735,200 and 137,040 shares of common stock with an exercise price of $0.60 and $1.25 per share, respectively, to a director and several employees of the Company.  In accordance with the vesting provisions of the grants, 50% of the options were vested on the date of grant and 12.5% thereafter on each of the following March 31, June 30, September 30 and December 31, until fully vested. The options granted expire ten years after the date of grant or are exercisable for 36 months after the optionee ceases to be a service provider to the Company.

Pursuant to the Plan, on January 20, 2009, the Company granted options to purchase 497,600 shares of common stock with an exercise price of $0.60 per share to a director and several employees of the Company.  In accordance with the vesting provisions of the grants, 50% of the options will be vested on the first anniversary date of the date of grant and 12.5% thereafter on each of the following March 31, June 30, September 30 and December 31, until fully vested.  The options granted expire ten years after the date of grant or are exercisable for 36 months after the optionee ceases to be a service provider to the Company.

A summary of share option plan activity for the six months ended June 30, 2010 is presented below:

		Average exercise	Remaining	Aggregate
	Number of	price	contractual	intrinsic
	shares	per share	term	value

Outstanding as of January 1, 2010	1,369,840	$0.67
Granted	-	-
Exercised/Forfeited/Cancelled	-	-

Outstanding as of June 30, 2010	1,369,840	$0.67	8.53 years	$-

Exercisable as of June 30, 2010	1,245,440	$0.68	8.56 years	$-

Aggregate intrinsic value represents the value of the Company’s closing stock price on June 30, 2010 of $0.28 in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on January 6, 2009 and January 20, 2009 was $0.27 and $0.32 per share, respectively. The Company recorded non-cash share-based compensation expense of $43,420 and $207,472 for the six months ended June 30, 2010 and 2009 respectively, in respect of share options granted on January 6, 2009 and January 20, 2009, which was allocated to general and administrative expenses.

The fair value of the above option awards granted on January 6, 2009 and January 20, 2009 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2010 and 2009 (Unaudited)
(Stated in US Dollars)

14.	Stock option plan (Cont’d)

Expected volatility	119.66%
Expected dividends	Nil
Expected life	1.5 years - 2 years
Risk-free interest rate	1%

As of June 30, 2010, there were unrecognized compensation costs of $39,326 related to the above non-vested share options.  These costs are expected to be recognized over a weighted average period of 0.38 year.

15.	Commitments and contingencies

Operating lease arrangements

The Company leases office premises and showrooms under various non-cancelable operating lease agreements that expire at various dates through years 2010 to 2013.  The minimum future commitments payable under these agreements as of June 30, 2010 was $517,665.

Payable in:

2010	$244,559
2011	195,829
2012	41,214
2013	36,063
$517,665

Rental expenses under operating leases were $288,883 and $212,843 for the six months ended June 30, 2010 and 2009 respectively.

16.	Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions to a defined contribution retirement scheme organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees.  The only obligation of the Company with respect to the retirement scheme is to make the required contributions under the plan.  No forfeited contribution is available to reduce the contribution payable in future years.  The defined contribution plan contributions were charged to the condensed consolidated statements of income.  The Company contributed $40,567 and $22,472 during the six months ended June 30, 2010 and 2009, respectively.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2010 and 2009 (Unaudited)
(Stated in US Dollars)

17.	Related party transactions

Apart from the transactions and information as disclosed in notes 11 and 12 to the condensed consolidated financial statements and below, the Company did not have other material related party transactions during the six months ended June 30, 2010 and 2009, respectively.

	Three months ended June 30, (Unaudited)		Six months ended June 30, (Unaudited)
	2010	2009	2010	2009

Rent paid to director, Luo Zheng	$48,421	-	$48,421	-

The rent was determined by the Company and Ms. Luo with reference to market rent of similar property.

18.	Segment information

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

	Retail sales		Sales to distributors		Total
	Six months ended		Six months ended		Six months ended
	June 30, (Unaudited)		June 30, (Unaudited)		June 30, (Unaudited)
	2010	2009	2010	2009	2010	2009

Revenues	$1,464,866	$1,918,761	$2,604,899	$2,598,076	$4,069,765	$4,516,837
Segment (loss) profit	$(491,067)	$(435,290)	$926,054	$1,099,861	$434,987	$664,571

	Retail sales		Sales to distributors		Total
	Three months ended		Three months ended		Three months ended
	June 30, (Unaudited)		June 30, (Unaudited)		June 30, (Unaudited)
	2010	2009	2010	2009	2010	2009

Revenues	$685,536	$696,338	$1,489,015	$896,711	$2,174,551	$1,593,049
Segment (loss) profit	$(270,519)	$(198,911)	$521,714	$259,795	$251,195	$60,884

	As of	As of	As of	As of	As of	As of
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2010	2009	2010	2009	2010	2009
	(Unaudited)		(Unaudited)		(Unaudited)

Segment assets	$3,684,117	$3,143,266	$6,549,541	$5,866,088	$10,233,658	$9,009,354

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2010 and 2009 (Unaudited)
(Stated in US Dollars)

18.	Segment information (Cont’d)

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information.

	Three months ended June 30, (Unaudited)		Six months ended June 30, (Unaudited)
	2010	2009	2010	2009

Total consolidated revenue	$2,174,551	$1,593,049	$4,069,765	$4,516,837

Total income for reportable segments	$251,195	$60,884	$434,987	$664,571
Unallocated amounts relating to
operations :-
Other income	-	2	-	6
General and administrative expenses	(19,246)	(101,514)	(81,212)	(207,303)
Stock-based compensation	(19,663)	(48,369)	(43,420)	(207,472)

Income (loss) before income taxes	$212,286	$(88,997)	$310,355	$249,802

	As of	As of
	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets

Total assets for reportable segments	$10,233,658	$9,009,354
Cash and cash equivalents	40,119	170,424

	$10,273,777	$9,179,778

All the Company’s long-lived assets and customers are located in the PRC.  Accordingly, no geographic information is presented.

19.	Subsequent events

The Company has evaluated its activities through the date the financial statements were issued and has concluded that there were no material recognizable nor subsequent events or transactions which would require recognition or disclosure in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010. In addition to the historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission and elsewhere in that Annual Report and in this Quarterly Report.

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

Overview

OmniaLuo, Inc. is a holding company that conducts all its business operations through its direct wholly-owned subsidiary, Omnia BVI, established in August 2006, and Omnia BVI’s Chinese subsidiary, Shenzhen Oriental Fashion Co., Ltd., (“Oriental Fashion”), established in September 2006. Oriental Fashion designs, develops, markets and distributes women’s apparel under the brand names of OMNIALO and OMNIALUO through its network of retail stores across the People’s Republic of China (“PRC” or “China”), which consisted of  115 stores as of June 30, 2010, and 165 stores as of June 30, 2009 in 29 provinces throughout China. Until our acquisition of Omnia BVI on October 9, 2007, our operations were very limited.

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

Customers

Our current target customers are “white-collar” and “pink-collar” urban females between the ages of 25 and 35. In China, professional women are generally divided into three categories, “white-collar”, “pink-collar” and “golden-collar” (when accounting for purchasing-power parity, the lifestyle of a household with annual income of $12,500 in China is similar to the lifestyle of a household earning $40,000 annually in the United States). (Source: National Bureau of Statistics of China; McKinsey Global Institute Analysis 2006. Both the individual income and household income referred to here are on an after-tax basis).

Pink-collar workers usually work in high-paying industries such as finance, consulting, legal services, or assume senior positions in government agencies. Pink-collar workers typically earn $7,500 to $22,500 annually. White-collar workers usually work in junior or middle positions in an office . This includes positions such as secretaries, administrators, operators, IT staff, accounting staff and junior saleswomen. White-collar workers typically earn $2,500 to $ 7,500 annually. “Golden-collar” refers to the class of professionals with annual incomes over $22,500. They typically hold executive positions in corporations or operate their own businesses.

Distribution Network and Methods

Our products are sold in the following types of stores: (i) company-owned stores, which are owned exclusively by the Company, (ii) co-owned stores, which are owned jointly by the Company and a third party, and (iii) independent distributor stores, which are owned exclusively by third parties. All three types of stores carry the OMNIALUO brands exclusively. We refer to company-owned stores and co-owned stores collectively as retail stores. All three types of stores are located throughout China. We also run special, limited-time outlet sales in major malls to sell excess inventories at the end of each season. We currently do not have franchisees or franchised stores.

The table below summarizes the characteristics of our major distribution channels and the number of stores we had as of June 30, 2010:

Sales Channel	Sub Channel	Location	Objective	Characteristics	*Store Level Net Profit Margin

Company	Flagship Stores	Major shopping malls in Tier 1 cities	Showcase brand and attract customers and distributors	Capital outlay: High Inventory risk: High Operating expenses: medium	Medium-low
-owned
Stores (27)	Standard Stores	Key shopping malls in highly competitive Tier 1 & Tier 2 cities	Test market to gauge customer interest and increase sales	Capital outlay: High Inventory risk: Medium Operating expenses: Medium	Medium

Co-owned Stores (8)	Co-owned Stores	Tier 1 & Tier 2 cities	Maximize sales and profit	Capital outlay: Medium Inventory risk: High Operating expenses: Medium	Medium-high

Independent Distributor Stores (80)	Independent Distributor Stores	Tier 1, Tier 2 & Tier 3 cities	Maximize sales and profit	Capital outlay: Low Inventory risk: Low Operating expenses: Low	High

*	In calculating the store-level net profit margin, we take into consideration related store expenses billed to us, including decoration, rent, payroll, mall management fees, and utilities.

Company-owned Stores

Company-owned stores are retail stores owned 100% by us and which sell the OMNIALUO Brand exclusively. We manage the daily operations of these stores, and pay all operating expenses, including decoration, rent, payroll, and utilities. All company-owned stores are located either within shopping malls or in independent stores located on the street. There are two types of company-owned stores, (1) flagship stores, and (2) standard stores. Flagship stores are high-profile stores, located in key shopping malls of first-tier cities, such as Shanghai, Beijing, and Shenzhen. These stores are extravagantly decorated, display a number of luxurious items and offer the complete OMNIALUO Brand product line. The cost of opening and operating flagship stores is high, thus making them the least profitable among all store types. Standard stores are well decorated, however, they are less extravagant than the flagship stores, and are operated in major shopping malls of first- and second-tier cities. These stores are fashionably decorated and offer the most complete product lines. These stores serve to showcase and promote the OMNIALUO brands. In addition, the Company-owned stores are used to monitor market trends and our products’ performance. Company-owned stores have the lowest profitability among all our distribution channels. Nonetheless, we believe that shopping malls are the best location for our stores according to the CGIR (or China Garment Industry Report). Historically, shopping malls and department stores represented more than half of apparel sales in urban cities in China.

Co-owned Stores

Co-owned stores are owned jointly by us and a third party and sell the OMNIALUO Brand exclusively. All co-owned stores are located in key shopping malls in first-tier and second-tier cities. We are obligated to share revenues with the shopping malls in which our stores are located. In some instances there are minimum revenue payments to the landlord, or a threshold before revenue is split, or both. On average, we must turn over 20% of the profits from each store to the shopping mall in which such store is located. The co-ownership partner receives 30% of the revenue from co-owned stores, after deducting the 20% due to the shopping mall. Operating expenses are split evenly between us and the co-ownership partners; however, 70% of the up-front investment is made by us. We retain full ownership of the inventory delivered to the co-owned stores. Co-owned stores serve as good complements to Company-owned stores and independent distributor stores with a relatively high net profit margin of 40%-50%.

As of June 30, 2010 and 2009, we operated 35 and 58 retail stores, respectively, of which there were 27 and 27 company-owned stores, respectively, in key shopping malls in first- and second-tier cities (see below under “Location of Retail Stores - Markets”), and there were 8 and 31 co-owned stores, respectively, in key shopping malls located in first-tier and second-tier cities. The two types of stores collectively accounted for approximately 35.99% of our total revenue in the six months of 2010 and approximately 42.48% of our total revenue in the same period of 2009.

Independent Distributor Stores

Independent distributor stores are owned 100% by a third party and sell the OMNIALUO Brand exclusively. Our products are sold to independent distributor stores at 35-40% of the full retail price. We average approximately 50-55% net profit margin on sales to the independent distributors. No items are sold on consignment. The independent distributor stores make a 30% down payment upon ordering and pay the balance before any shipment is sent. Hence, the independent distributor store model generates a high profit margin for us, with no upfront investment, minimal inventory risk and minimal cash flow shortage. Independent distributor stores are the most important distribution channel for our sales. As of June 30, 2009 and June 30, 2010, we had 107 and 80 independent distributor stores, respectively, across China. The independent distributor stores represented approximately 64.01% of our total revenues in the six months ended June 30, 2010, and represent approximately 57.52% of our total revenues in the six months ended June 30, 2009. Our future success is to a large extent dependent on increasing the number of the independent distributor stores.

During the six months ended June 30, 2010, there was a customer（Wuxi Langyi, an independent distributor at the provincial level）whose revenue represented approximately 14% of the Company’s consolidated revenue. During the six months ended June 30, 2009, there was no customer who contributed 10% or more to the Company’s consolidated revenue.

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

Recent Development

Since our formation in the third quarter of 2006, we have focused on implementing our strategy of building a design and marketing workforce and an independent distributor and retail store sales network to design, develop, market and distribute “fashionable business casual”. By November 12, 2008, we had a network of 245 stores across the country. However, as a result of the global economic recession and its negative impact on Chinese consumer spending, we were forced to close certain stores that did not make their pre-determined sales requirements in the fourth quarter of 2008 and throughout 2009. As of June 30, 2010, we had 115 stores in total, including 27 company-owned stores, 8 co-owned stores and 80 independent distributor stores. We did not close any store in the second quarter of 2010.

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

Factors Relevant to Evaluating Our Business and Financial Performance

We design, develop, and market a diversified selection of women’s wear with a focus on fashionable business casual style. We target moderate to premium priced women’s wear. In evaluating our performance, management reviews certain key performance indicators, including:

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

Results of Operations for the Three Months and Six Months ended June 30, 2010 and June 30, 2009

In the advent of the global financial crisis, the Company initiated a sales network restructuring by closing down several non-performing stores, most of which consisted of co-owned stores and independent distributor stores with unfavorable locations and low revenues.  As of June 30, 2010, we operated or had distribution relationships with 115 stores, comprising 27 self-owned stores, 31 co-owned stores and 107 independent distributor stores.

Sales revenue for the three months ended June 30, 2010 was $2,174,551, compared with $1,593,049 for the three months ended June 30, 2009, reflecting an increase of $581,502 or 36.50%. Sales revenue for the six months ended June 30, 2010 was $4,069,765, compared with $4,516,837 for the six months ended June 30, 2009, reflecting a 9.90% decrease.

Revenue from sales to distributors for the three months ended June 30, 2010 was $1,489,015 (68.47% of the total sales revenue for the period), representing a 66.05% increase over revenue from sales to distributors of $896,711 for the three months ended June 30, 2009 (56.29% of the total sales revenue for the period). Revenue from sales to distributors for the six months ended June 30, 2010 was $2,604,899 (64.01% of the total sales revenue for the period), representing a 0.26% increase over revenue from sales to distributors of $2,598,076 for the six months ended June 30, 2009 (57.52% of the total sales revenue for the period).

Revenue from retail sales for the three months ended June 30, 2010, including from Company-owned and co-owned stores, was $685,536 (31.53 % of the total sales revenue for the period), representing a 1.55% decrease over retail sales for the three months ended June 30, 2009 of $696,338 (43.71% of the total sales revenue for the period). Revenue from retail sales for the six months ended June 30, 2010, including from Company-owned and co-owned stores, was $1,464,866, (35.99% of the total sales revenue for the period), representing a 23.66% decrease over retail sales of $1,918,761 for the six months ended June 30, 2009 (42.48% of the total sales revenue for the period).

Overall gross profit for the three months ended June 30, 2010 was $ 1,435,392 (representing an overall gross profit margin of 66.01%), compared with overall gross profit of $1,010,838 (representing an overall gross profit margin of 63.45%) for the three months ended June 30, 2009. Overall gross profit for the six months ended June 30, 2010 was $2,531,199 (representing an overall gross profit margin of 62.20%), compared with overall gross profit of $2,563,929 (representing an overall gross profit margin of 56.76%) for the six months ended June 30, 2009.

General and administrative expenses, which include rental expenses for head office, salary expenses for management and head office staff, , travel and entertainment expenses, were $509,433 for the three months ended June 30, 2010 (23.43% of total sales revenue) and $412,218 for the three months ended June 30, 2009 (25.88% of total sales revenue). General and administrative expenses were $943,878 for the six months ended June 30, 2010 (23.19% of total sales revenue) and $914,686 for the six months ended June 30, 2009 (20.25% of total sales revenue). The increase in general & administrative expenses for both the three and six month periods was mainly a result of higher consultancy fees.  We have engaged the services of domestic and Korean sales and design experts to further focus on strengthening brand and design value.

Selling and marketing expenses, which also includes all distribution costs, were $627,498 for the three months ended June 30, 2010 (28.86% of total sales revenue), compared with $624,439 for the three months ended June 30, 2009 (39.20% of total sales revenue).  Selling and marketing expenses were $1,068,093 for the six months ended June 30, 2010 (26.24% of total sales revenue), compared with $1,276,524 for the six months ended June 30, 2009 (28.26% of total sales revenue).  Selling and administrative expenses decreased as a percentage of total sales as a result of fewer co-owned stores as compared with the same period in 2009.

Overall segment profit for the three months ended June 30, 2010 was $251,195, which represented an overall segment profit margin of 11.55%, compared with overall segment profit for the three months ended June 30, 2009 of $60,884, which represented an overall segment profit margin of 3.82%. Oriental Fashion is the company’s only operating subsidiary. Our total profit for reportable segment was derived from the operations of Oriental Fashion. For the three months ended June 30, 2010 and 2009, the overall segment profit can be reconciled to the income before income taxes by: (i) deducting the general and administrative expenses of $19,246 and $101,514 for the three months ended June 30, 2010 and 2009 respectively, and (ii) Stock-based compensation of $19,663 and $48,369 for the three months ended June 30, 2010 and 2009, respectively.

Overall segment profit for the six months ended June 30, 2010 was $434,987, which represented an overall segment profit margin of 10.69%, compared with overall segment profit for the six months ended June 30, 2009 of $664,571, which represented an overall segment profit margin of 14.71%.  For the six months ended June 30, 2010 and 2009, the overall segment profit can be reconciled to the income before income taxes by: (i) deducting the general and administrative expenses of $81,212 and $207,303 for the three months ended June 30, 2010 and 2009, respectively, and (ii) Stock-based compensation of $43,420 and $207,472 for the six months ended June 30, 2010 and 2009, respectively.

Income from operations for the three months ended June 30, 2010 was $225,805 (10.38% of the total sales revenues), compared with a loss from operations for the three months ended June 30, 2009 of $96,265 (6.04% of the total sales revenues), representing an increase of $322,070. Income from operations for the six months ended June 30, 2010 was $373,817 (9.19% of the total sales revenues), compared with income from operations for the six months ended June 30, 2009 of $231,922 (5.13% of the total sales revenues), representing an increase of 61.18%.

Net income for the three months ended June 30, 2010 was $180,103, compared with a net loss of $102,850 for the three months ended June 30, 2009, representing an increase of $282,953. Net income for the six months ended June 30, 2010 was $257,699, compared with $177,269 for the six months ended June 30, 2009, representing an increase of 45.37% .

Liquidity and Capital Resources

As of June 30, 2010, the Company’s net cash position was $1,009,874, compared with $869,495 as of December 31, 2009. Its working capital was $4,930,806, compared with $4,487,800 as of December 31, 2009.

As of June 30, 2010, inventories were $3,391,743, an increase of $967,142 (or 39.89%), compared with $2,424,601 as of December 31, 2009.

As of June 30, 2010, trade receivables were $1,175,525, which was a decrease of $204,655(or 14.83%) compared with trade receivables of $1,380,180 as of December 31, 2009.

As of June 30, 2010, other receivables and deposits were $3,259,245, which was a decrease of $63,169 (or 1.90%) compared with $3,322,414 as of December 31, 2009.

Net cash used in operating activities for the six months ended June 30, 2010 was $670,774, compared with net cash used in operating activities of $110,088 for the six months ended June 30, 2009.

The Company’s investing activities to date have consisted mainly of the purchase of property and equipment, and purchase and disposal of marketable securities. For the six months ended June 30, 2010 and 2009, the net use of cash in investing activities was $10,218 and $2,940, respectively.

The Company had a bank loan of $1,263,108 as of June 30, 2010. This one year term bank loan is guaranteed by (i) Ms. Zheng Luo, who did not receive any compensation for acting as guarantor, (ii) the Company’s bank deposit of $440,619, and (iii) bank deposits of three unrelated parties in the amount of $1,321,857.

The Company’s restricted cash of $440,619 was also pledged to the bank to secure the bank loans of $3,789,324 granted to the aforementioned unrelated parties. The restricted cash will be released by the bank after the Company and the unrelated parties have fully repaid their borrowings

Our remaining material capital expenditure requirements as of June 30, 2010 were approximately $2.0 million, which will be used for store expansions and operation. We anticipate funding these requirements by bank loan.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

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

Concentrations of credit risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash and trade receivables. As of June 30, 2010, the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, Hong Kong and the United States, which management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

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

Income Taxes.

The United States

The Company is subject to the United States of America Tax law at tax rate of 34%. It has no assessable profit for the six months ended June 30, 2010 and 2009 respectively. The Company has not recognized a deferred tax liability for the undistributed earnings of its non-U.S. subsidiaries as of June 30, 2010 and December 31, 2009 respectively, because the Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company no longer plans to permanently reinvest undistributed earnings. Calculation of related unrecognized deferred tax liability is not practicable.

The British Virgin Islands

Omnia BVI was incorporated in the British Virgin Islands (or “BVI”) and, under the current laws of the BVI, is not subject to income tax.

The Peoples Republic of China

Oriental Fashion is subject to the PRC Enterprise Income Tax (“EIT”). As Oriental Fashion was a wholly-foreign owned enterprise engaged in the manufacture industry which was duly approved by the PRC tax authority, it was entitled to two years’ exemption, from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by 50% tax reduction for the immediate next three calendar years. This tax holiday commenced in the fiscal financial year 2007. Oriental Fashion was subject to an EIT rate of 11% and 10% during the six months ended June 30, 2010 and 2009, respectively.

No provision for EIT has been made for the six-month period ended June 30, 2010 since Oriental Fashion had no assessable profit for the period. The tax expense for the six-month period ended June 30, 2010 in the condensed consolidated statements of income and comprehensive income represented the deferred tax recognized.

The management evaluated the Company’s tax position in accordance with ASC 740 and considered that no provision for uncertainty in income taxes was necessary as of June 30, 2010.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Zheng Luo and Mr. David Wang, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management concluded that as of June 30, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Controls over Financial Reporting

During the three months ended June 30, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

OMNIALUO, INC.
(Registrant)

Date: August 16, 2010	/s/ Zheng Luo
Zheng Luo
President & Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2010	/s/ David Wang
David Wang
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)