Form 10-Q
period 2010-09-30
OmniaLuo, Inc.
filed 2010-11-15
CIK 1161550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarter Ended September 30, 2010

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

The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, as of November 15, 2010 was 22,840,000.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
OmniaLuo, Inc.

Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2010 and 2009
(Stated in US dollars)

OmniaLuo, Inc.
Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2010 and 2009
Index to Condensed Consolidated Financial Statements

Pages

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	1

Condensed Consolidated Balance Sheets	2

Condensed Consolidated Statements of Cash Flows	3

Notes to Condensed Consolidated Financial Statements	4 - 18

OmniaLuo, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the three and nine months ended September 30, 2010 and 2009
(Stated in US Dollars)

	Three months ended September 30, (Unaudited)		Nine months ended September 30, (Unaudited)
	2010	2009	2010	2009

Revenues	$1,984,899	$1,854,884	$6,054,664	$6,371,721
Cost of revenues	(794,814)	(2,863,239)	(2,333,380)	(4,816,147)

Gross profit (loss)	1,190,085	(1,008,355)	3,721,284	1,555,574

Expenses
General and administrative expenses	551,640	685,690	1,495,518	1,600,376
Depreciation	62,169	73,544	207,580	214,341
Selling and marketing expenses	482,874	449,482	1,550,967	1,726,006

	1,096,683	1,208,716	3,254,065	3,540,723

Income (loss) from operations	93,402	(2,217,071)	467,219	(1,985,149)
Interest income	3,995	133	5,896	7,434
Other income	79,906	5,466	101,397	41,574
Finance costs	(52,033)	(7,146)	(138,887)	(32,675)

Income (loss) before income taxes	125,270	(2,218,618)	435,625	(1,968,816)
Income taxes - Note 4	(44,914)	72,533	(97,570)	-

Net income (loss)	$80,356	$(2,146,085)	$338,055	$(1,968,816)

Other comprehensive income (loss)
Foreign currency translation adjustments	99,631	12,998	107,627	(1,076)

Comprehensive income (loss)	$179,987	$(2,133,087)	$445,682	$(1,969,892)

Earnings (loss) per ordinary share - Note 5
Basic and diluted	$0.00	$(0.09)	$0.01	$(0.09)

Weighted average number of shares outstanding
Basic and diluted	22,840,000	22,840,000	22,840,000	22,840,000

See the accompanying notes to condensed consolidated financial statements

OmniaLuo, Inc.
Condensed Consolidated Balance Sheets
As of September 30, 2010 and December 31, 2009
(Stated in US Dollars)

	As of	As of
	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets
Short term investments - Note 3	$447,888	$-
Cash and cash equivalents	990,490	869,495
Trade receivables, net - Note 6	1,841,176	1,380,180
Inventories, net - Note 7	3,707,217	2,424,601
Other receivables and deposits - Note 8	3,768,842	3,322,414
Restricted cash	447,888	-
Deferred tax assets	273,997	366,799

Total current assets	11,477,498	8,363,489
Property and equipment, net - Note 9	635,404	816,289

TOTAL ASSETS	$12,112,902	$9,179,778

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Short-term secured bank loans - Note 11	$1,127,185	$-
Current maturities of long-term secured bank loan - Note 12	119,437	-
Trade payables	1,475,132	521,581
Loan from a stockholder - Note 13	8,011	7,862
Other payables, deposits received and accrued expenses - Note 14	2,495,351	3,346,246

Total current liabilities	5,225,116	3,875,689
Long-term secured bank loan - Note 12	1,074,932	-

TOTAL LIABILITIES	6,300,048	3,875,689

COMMITMENTS AND CONTINGENCIES - Note 16

STOCKHOLDERS’ EQUITY
Common stock : par value $0.01 per share
Authorized 40,000,000 shares; issued and outstanding 22,840,000 shares	228,400	228,400
Preferred stock : par value $0.01 per share
Authorized 10,000,000 shares; none issued and outstanding	-	-
Additional paid-in capital	9,261,314	9,198,231
Statutory reserve	512,709	512,709
Accumulated other comprehensive income	938,646	831,019
Accumulated deficit	(5,128,215)	(5,466,270)

TOTAL STOCKHOLDERS’ EQUITY	5,812,854	5,304,089

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,112,902	$9,179,778

See the accompanying notes to condensed consolidated financial statements

OmniaLuo, Inc.
Condensed Consolidated Statements of Cash Flows
For the three and nine months ended September 30, 2010 and 2009
(Stated in US Dollars)

	Nine months ended
	September 30,
	(Unaudited)
	2010	2009
Cash flows from operating activities
Net income (loss)	$338,055	$(1,968,816)
Adjustments to reconcile net income (loss) to net cash used in operating activities :
Depreciation	207,580	214,341
Income taxes	97,570	-
Allowance for doubtful accounts	-	398,967
Allowance for obsolete inventories	-	822,038
Loss on disposal of property and equipment	373	386
Share-based compensation	63,083	256,057
Investment income	(1,231)	-
Changes in operating assets and liabilities
Trade receivables	(428,995)	(790,581)
Inventories	(1,218,194)	1,667,517
Other receivables and deposits	(87,496)	36,408
Trade payables	934,676	9,001
Other payables, deposits received and accrued liabilities	(893,460)	(959,298)

Net cash flows used in operating activities	(988,039)	(313,980)

Cash flows from investing activities
Acquisition of short term investments	(1,171,671)	-
Proceeds from disposal of short term investments	732,783	-
Proceeds from disposal of property and equipment	57	322
Deposit for potential acquisition	(293,410)	-
Acquisition of property and equipment	(16,069)	(6,197)

Net cash flows used in investing activities	(748,310)	(5,875)

Cash flows from financing activities
Proceeds from bank loan	3,374,215	29,318
Repayment of bank loan	(1,092,952)	-
Loans from stockholders	157	36,678
Increase in restricted cash	(440,115)	-

Net cash flows provided by financing activities	1,841,305	65,996

Effect of foreign currency translation on cash and cash equivalents	16,039	26

Net increase (decrease) in cash and cash equivalents	120,995	(253,833)
Cash and cash equivalents - beginning of period	869,495	1,253,997

Cash and cash equivalents - end of period	$990,490	$1,000,164

Supplemental disclosures for cash flow information
Cash paid for interest	$74,331	$24,009
Cash paid for income taxes	$-	$-

See the accompanying notes to condensed consolidated financial statements

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2010 and 2009 (Unaudited)
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

Concurrent with the consummation of the RTO, the Company issued 4,920,000 shares of its common stock and five-year warrants to purchase an aggregate of 4,920,000 shares of the Company’s common stock at $1.5625 per share for an aggregate purchase price of $6.15 million, to a total of 38 investors in a private placement (the “2007 Private Placement”).  In connection with this private placement, the Company issued five-year warrants to purchase 492,000 shares of the Company’s common stock at $1.5625 per share to Keating Securities, LLC (“Keating Securities”), as a financial advisory fee in partial consideration of their services in connection with the private placement.  Prior to the consummation of the RTO and the 2007 Private Placement, the Company was deemed to have been an affiliate of Keating Securities by reason of the ownership of shares of the Company’s common stock by principals and executives of Keating Securities.  The warrants issued to the investors and Keating Securities have been classified in equity and were outstanding as of September 30, 2010.

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
For the three and nine months ended September 30, 2010 and 2009 (Unaudited)
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

292,752 warrants were issued in exchange for the BVI Warrants and have expired.

The Company’s common stock issuable under the aforementioned agreements were included in the 16,800,000 shares of the Company’s common stock issued in relation to the RTO as detailed in note 1(b) to the condensed consolidated financial statements.

2.	Description of business

Following the RTO, the Company commenced to be engaged in the design, marketing, distribution and sales of women’s apparel under the brand names of “OMNIALUO” and “OMNIALO” (collectively referred to herein as the “OMNIALUO Brands”) through a network of over 117 retail stores across the PRC as of September 30, 2010.  The Company offers a complete line of business casual women’s wear, including bottoms, tops and outerwear, as well as accessories.

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
For the three and nine months ended September 30, 2010 and 2009 (Unaudited)
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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three- and nine-month periods have been made.  Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.  These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2009 and the notes thereto included in the Company’s Form 10K as filed with the Securities and Exchange Commission on March 31, 2010.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, short term investments and trade receivables. As of September 30, 2010, the Company’s cash and cash equivalents, restricted cash and short term investments were held by major financial institutions located in the PRC and Hong Kong, which management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

During the nine months ended September 30, 2010, there was a customer whose trade receivable and total revenue represented approximately 22% and 20% of the Company’s total net trade receivables and total revenue respectively. In addition, as of September 30, 2010, there were three suppliers whose trade deposits represented approximately 11%, 34% and 44% of the Company’s total trade deposits paid to suppliers.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2010 and 2009 (Unaudited)
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Concentrations of credit risk (cont’d)

During the nine months ended September 30, 2009, there was a customer whose trade receivable and total revenue represented approximately 17% and 13% of the Company’s total net trade receivables and total revenue respectively. In addition, as of September 30, 2009, there were five suppliers whose trade deposits represented approximately 12%, 14%, 14% 23% and 24% of the Company’s total trade deposits paid to suppliers.

Short term investments

Short term investments represented the Company’s investment in a structured product offered by a PRC financial institution.  The Company could not call the redemption of the investment from the financial institution and will receive the redemption price based on the rate of return as announced by the financial institution.

The investment as of September 30, 2010 was acquired during the quarter ended September 30, 2010 and has a maturity period of approximately 2 months.

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

Fair value of financial instruments

ASC 820 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which fair value option was not elected. Except for the bank loan disclosed below, the carrying amounts of other financial assets and liabilities approximate their fair values due to short maturities :-

	As of September 30, 2009		As of December 31, 2009
(unaudited)
	Carrying		Carrying
	amount	Fair value	amount	Fair value
Long-term secured bank loan	$1,194,369	$1,199,615	$-	$-

The fair value of bank loan is calculated using the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2010 and 2009 (Unaudited)
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Basic and diluted earnings per share

Basic earnings per share is computed using the weighted average number of shares outstanding during the periods presented.  The weighted average number of shares of the Company represents the average number of common stock outstanding during the reporting periods.

Diluted earnings per share is computed using the sum of weighted average number of shares outstanding and dilutive potential shares outstanding during the periods presented. During the three and nine months ended September 30, 2010 and 2009, there were no dilutive potential shares.

Recently issued accounting pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13 “Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements”. ASU 2009-13 requires companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third party evidence of value is not available. ASU 2009-13 is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Company is currently evaluating the impact of the adoption of ASU 2009-13 on its financial statements.

In January 2010, the FASB issued ASU 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” that expands the required disclosures about fair value measurements. This guidance provides for new disclosures requiring the Company to (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. This guidance also provides clarification of existing disclosures requiring the Company to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The Company is currently evaluating the impact of the adoption of the disclosures about the roll forward of activity in Level 3 fair value measurements on its financial statements.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2010 and 2009 (Unaudited)
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (cont’d)

In April, 2010, the FASB issued ASU 2010-13 “Compensation-Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force”. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update do not expand the recurring disclosures required by Topic 718. Disclosures currently required under Topic 718 are applicable to a share-based payment award, including the nature and the term of share-based payment arrangements. The amendments in this update are effective for fiscal year, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company is currently evaluating the impact of the adoption of ASU 2010-13 on its financial statements.

In July 2010, the FASB issued ASU 2010-20 “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. The objective of ASU 2010-20 is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. Under ASU 2010-20, an entity is required to provide disclosures so that financial statement users can evaluate the nature of the credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed to arrive at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. ASU 2010-20 is applicable to all entities, both public and non-public and is effective for interim and annual reporting periods ending on or after December 15, 2010. Comparative disclosure for earlier reporting periods that ended before initial adoption is encouraged but not required. However, comparative disclosures are required to be disclosed for those reporting periods ending after initial adoption. The Company is currently evaluating the impact of the adoption of ASU 2010-20 on its financial statements.

In October 2010, the FASB issued ASU 2010-26 “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts”. The standard is effective for interim and annual reporting periods beginning after December 15, 2011, with earlier adoption permitted. The provisions of the new standard can be applied either prospectively or retrospectively. The standard amends ASC Topic 944 “Financial Services - Insurance” and modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. The Company is currently evaluating the impact of the adoption of ASU 2010-26 on its financial statements.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2010 and 2009 (Unaudited)
(Stated in US Dollars)

4.	Income taxes

United States

The Company is subject to the United States of America Tax law at tax rate of 34%.  It had no assessable profit for the three- and nine-month periods ended September 30, 2010 and 2009, respectively.  The Company has not recognised a deferred tax liability for the undistributed earning of its non-U.S. subsidiaries as of September 30, 2010 and December 31, 2009 respectively, because the Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future.  A deferred tax liability will be recognized when the Company no longer plans to permanently reinvest undistributed earnings.  Calculation of related unrecognised deferred tax liability is not practicable.

BVI

Omnia BVI was incorporated in the BVI and, under the current laws of the BVI, is not subject to income tax.

PRC

Oriental Fashion is subject to the PRC Enterprise Income Tax (“EIT”).  As Oriental Fashion was a wholly-foreign owned enterprise engaged in manufacture industry which was duly approved by the PRC tax authority, it was entitled to two year’s exemption, from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by 50% tax reduction of  the immediate next three calendar year. This tax holiday commenced in the fiscal financial year 2007.  Oriental Fashion was subject to EIT rate of 11% and 10% during the three- and nine-month period ended September 30, 2010 and 2009 respectively.

No provision for EIT has been made for the nine-month period ended September 30, 2010 since Oriental Fashion had no assessable profit for the period.  The tax credit for the three- and nine-month periods ended September 30, 2010 in the condensed consolidated statements of operations and comprehensive income (loss) represented the deferred tax recognized.

The management evaluated the Company’s tax positions in accordance with ASC 740 and considered that no provision for uncertainty in income taxes was necessary as of September 30, 2010.

5.	Earnings (loss) per ordinary share - basic and diluted

The computation of basic earnings per share is based on the net income (loss) of $338,055 and $(1,968,816) for the nine months ended September 2010 and 2009, respectively, and the weighted average of 22,840,000 ordinary shares outstanding during the periods.

As of September 30, 2010, the Company had 5,412,000 warrants issued to the investors and Keating Securities in relation to the 2007 Private Placement, and 1,369,840 shares of options granted to the Company’s director and employees outstanding which had not been included in the computation of diluted earnings per share for the three- and nine-month periods then ended because to do so would have an anti-dilutive effect.  Accordingly, the basic and diluted earnings per share for the three- and nine-month periods ended September 30, 2010 are the same.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2010 and 2009 (Unaudited)
(Stated in US Dollars)

5.	Earnings (loss) per ordinary share - basic and diluted

As of September 30, 2009, the Company had 5,704,752 warrants issued to the investors and Keating Securities in relation to the 2007 Private Placement, and 1,369,840 shares of options granted to the Company’s director and employees which had not been included in the computation of diluted loss per share for the three- and nine-month periods then ended because to do so would have an anti-dilutive effect.  Accordingly, the basic and diluted loss per share for the three- and nine-month periods ended September 30, 2009 are the same.

6.	Trade receivables, net
	As of	As of
	September 30,	December 31,
	2010	2009
	(Unaudited)

Trade receivables	$2,608,814	$2,134,470
Allowance for doubtful accounts	(767,638)	(754,290)

	$1,841,176	$1,380,180

An analysis of the allowance for doubtful accounts for the nine months ended September 30, 2010 and 2009 is as follows :-

	Nine months ended September 30, (Unaudited)
	2010	2009

Balance at beginning of period	$754,290	$13,023
Additions of bad debt expense, net	-	398,967
Translation adjustments	13,348	300

Balance at end of period	$767,638	$412,290

7.	Inventories, net
	As of	As of
	September 30,	December 31,
	2010	2009
	(Unaudited)

Raw materials	$333,292	$150,274
Work in progress	1,306,994	185,440
Finished goods	2,549,584	2,563,147

	4,189,870	2,898,861
Allowance for obsolete inventories	(482,653)	(474,260)

	$3,707,217	$2,424,601

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2010 and 2009 (Unaudited)
(Stated in US Dollars)

8.	Other receivables and deposits
	As of	As of
	September 30,	December 31,
	2010	2009
	(Unaudited)

Other receivables, rental, utilities and other deposit	$396,142	$334,820
Allowance for doubtful accounts	(65,690)	(64,548)

	330,452	270,272
Deposit for potential acquisition - Note 8(a)	298,592	-
Trade deposits to suppliers	3,139,798	3,052,142

	$3,768,842	$3,322,414

Note :-

(a)
On July 30, 2010, Oriental Fashion and Shenzhen Jiashi Xingye Information Consulting Co., Ltd (“Jiashi Xingyu”), an investment consulting company owned by one of the directors of Oriental Fashion, entered into an agreement pursuant to which Jiashi Xingyu agreed to provide various consulting services to Oriental Fashion for the acquisition of a target company. Jiashi Xingye will receive service fee equivalent 5% of the purchase consideration from Oriental Fashion, either in the form of cash or Oriental Fashion’s shares. In accordance with the agreement, Oriental Fashion paid $298,592 to Jiashi Xingye as the initial deposit for the acquisition.

As of September 30, 2010, the acquisition was still under negotiation.

9.	Property and equipment, net
	As of	As of
	September 30,	December 31,
	2010	2009
	(Unaudited)

Office equipment and computers	$905,203	$875,523
Machinery	16,935	15,466
Leasehold improvements	552,069	542,469
Motor vehicles	18,886	18,558

	1,493,093	1,452,016
Accumulated depreciation	(857,689)	(635,727)

Property and equipment, net	$635,404	$816,289

10.	Trademarks

Oriental Fashion currently owns four trademarks, namely “Omnialuo”, “Omnialo”, “歐柏蘭羅” and “歐柏蘭奴” which were registered in the PRC. These trademarks were transferred to the subsidiary from a major stockholder of the Company for nil consideration during 2006.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2010 and 2009 (Unaudited)
(Stated in US Dollars)

11.	Short-term secured bank loan

The bank loan is denominated in Renminbi and repayable within 1 year. It carries interest at 0.531% per month and is guaranteed by (i) Ms. Zheng Luo, who did not receive any compensation for acting as guarantor; (ii) the Company’s bank deposit of $447,888 and (iii) bank deposits of three unrelated parties in the amount of $1,334,364.

The Company’s restricted cash of $447,888 was also pledged to the bank to secure the bank loans of $3,381,555 granted to the aforementioned unrelated parties. The restricted cash will be released by the bank after the Company and the unrelated parties have fully repaid their borrowings.

12.	Long-term secured bank loan

The bank loan is denominated in Renminbi and has a 2-year term.  It carries interest at 0.495% per month and is guaranteed by (i) Ms. Zheng Luo, who did not receive any compensation for acting as guarantor; (ii) a third party, who received $19,072 from the Company for acting as guarantor and (iii) the property owned by Ms. Zheng Luo.

The long-term secured bank loan as of September 30, 2010 will be repayable in :-

Fiscal year ending on September 30,
2011	$119,437
2012	1,074,932

$1,194,369

13.	Loan from a stockholder

The loan is interest-free, unsecured and repayable on demand.  The stockholder advanced $149   and $36,705 to the Company during the nine months ended September 30, 2010 and 2009 respectively.

14.	Other expenses payables, deposits received and accrued
	As of	As of
	September 30,	December 31,
	2010	2009
	(Unaudited)

Other payables and accruals	$474,870	$611,266
Amounts due to partners of co-owned stores	277,172	302,599
Receipts in advance from customers	619,572	1,408,284
Deposits received	374,799	468,657
Business tax and value-added taxes payable	748,938	555,440

	$2,495,351	$3,346,246

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2010 and 2009 (Unaudited)
(Stated in US Dollars)

15.	Stock option plan

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

Pursuant to the Plan, on January 6, 2009, the Company granted options to purchase 735,200 and 137,040 shares of common stock with an exercise price of $0.60 and $1.25 per share respectively to a director and several employees of the Company.  In accordance with the vesting provisions of the grants, 50% of the options were vested on the date of grant and 12.5% thereafter on each of the following March 31, June 30, September 30 and December 31, until fully vested. The options granted expire ten years after the date of grant or are exercisable for 36 months after the optionee ceases to be a service provider to the Company.

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

A summary of share option plan activity for the nine months ended September 30, 2010 is presented below :-

		Average	Remaining	Aggregate
	Number of	exercise price	contractual	intrinsic
	shares	per share	term	value

Outstanding as of January 1, 2010	1,369,840	$0.67
Granted	-	-
Exercised/Forfeited/Cancelled	-	-

Outstanding as of September 30, 2010	1,369,840	$0.67	8.27 years	$-

Exercisable as of September 30, 2010	1,307,640	$0.68	8.31 years	$-

Aggregate intrinsic value represents the value of the Company’s closing stock price on September 30, 2010 of $0.22 in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on January 6, 2009 and January 20, 2009 was $0.27 and $0.32 per share respectively. The Company recorded non-cash share-based compensation expense of $63,083 and $256,057 for the nine months ended September 30, 2010 and 2009, respectively, in respect of share options granted on January 6, 2009 and January 20, 2009, which was allocated to general and administrative expenses.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2010 and 2009 (Unaudited)
(Stated in US Dollars)

15.	Stock option plan (Cont’d)

The fair value of the above option awards granted on January 6, 2009 and January 20, 2009 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	119.66%
Expected dividends	Nil
Expected life	1.5 years - 2 years
Risk-free interest rate	1%

As of September 30, 2010, there were unrecognized compensation costs of $19,663 related to the above non-vested share options. These costs are expected to be recognized over a weighted average period of 0.25 year.

16.	Commitments and contingencies

Operating lease arrangements

The Company leases office premises and showrooms under various non-cancelable operating lease agreements that expire at various dates through years 2009 to 2013. The minimum future commitments payable under these agreements as of September 30, 2010 was $484,772.          .

Payable in fiscal year ending September 30,

2010	$116,293
2011	274,017
2012	59,549
2013	34,913

$484,772

Rental expenses under operating leases were $366,607 and $326,433 for the nine months ended September 30, 2010 and 2009 respectively.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2010 and 2009 (Unaudited)
(Stated in US Dollars)

17.	Defined contribution plan

The Company’s subsidiary has a defined contribution plan for all its qualified employees in the PRC.  The Company’s subsidiary and its employees are each required to make contributions to the plan at the rates specified in the plan.  The only obligation of the Company’s subsidiary with respect to retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in future years. The defined contribution plan contributions were charged to the condensed statements of operations and comprehensive income (loss).  The Company’s subsidiary contributed $63,169 and $30,197 for the nine months ended September 30, 2010 and 2009 respectively.

18.	Related party transactions

Apart from the transactions and information as disclosed in notes 11, 12 and 13 to the condensed consolidated financial statements and below, the Company did not have other material related party transactions during the nine months ended September 30, 2010 and 2009 respectively.

	Three months ended September 30, (Unaudited)		Nine months ended September 30, (Unaudited)
	2010	2009	2010	2009

Rent paid to director, Luo Zheng	$24,198	$-	$72,619	$-

The rent was determined by the Company and Ms. Luo with reference to market rent of similar property.

19.	Segment information

The Company uses the “management approach” in determining reportable operating segments.  The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments.  Management, including the chief operating decision maker, reviews the operating results of retail sales (including Company-owned and co-owned stores) and sales to distributors and as such, the Company has determined that it has two operating segments as defined by ASC Topic 280 ”Segment Reporting”.

	Retail sales		Sales to distributors		Total
	Nine months ended		Nine months ended		Nine months ended
	September 30, (Unaudited)		September 30, (Unaudited)		September 30, (Unaudited)
	2010	2009	2010	2009	2010	2009

Revenues	$2,144,335	$2,381,877	$3,910,329	$3,989,844	$6,054,664	$6,371,721
Segment (loss) profit	$(630,718)	$(1,060,162)	$1,277,969	$(375,936)	$647,251	$(1,436,098)

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2010 and 2009 (Unaudited)
(Stated in US Dollars)

19.	Segment information (Cont’d)

	Retail sales		Sales to distributors		Total
	Three months ended		Three months ended		Three months ended
	September 30, (Unaudited)		September 30, (Unaudited)		September 30, (Unaudited)
	2010	2009	2010	2009	2010	2009

Revenues	$679,469	$463,116	$1,305,430	$1,391,768	$1,984,899	$1,854,884
Segment (loss) profit	$(139,651)	$(624,872)	$351,915	$(1,475,797)	$212,264	$(2,100,669)

	As of	As of	As of	As of	As of	As of
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2010	2009	2010	2009	2010	2009
	(Unaudited)		(Unaudited)		(Unaudited)

Segment assets	$4,265,901	$3,143,266	$7,779,136	$5,866,088	$12,045,037	$9,009,354

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information :-

	Three months ended		Nine months ended
	September 30, (Unaudited)		September 30, (Unaudited)
	2010	2009	2010	2009

Total consolidated revenues	$1,984,899	$1,854,884	$6,054,664	$6,371,721

Total income (loss) for reportable segments	$212,264	$(2,100,669)	$647,251	$(1,436,098)
Unallocated amounts relating to operations :-
Other income	-	1	-	7
General and administrative expenses	(67,331)	(69,365)	(148,543)	(276,668)
Stock-based compensation	(19,663)	(48,585)	(63,083)	(256,057)

Income (loss) before income taxes	$125,270	$(2,218,618)	$435,625	$(1,968,816)

	As of	As of
	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets

Total assets for reportable segments	$12,045,037	$9,009,354
Cash and cash equivalents	67,865	170,424

	$12,112,902	$9,179,778

All of the Company’s long-lived assets and customers are located in the PRC.  Accordingly, no geographic information is presented.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2010 and 2009 (Unaudited)
(Stated in US Dollars)

20.	Subsequent events

The Company has evaluated its activities through the date these financial statements were issued and has concluded that there were no material recognizable or subsequent events or transactions which would require recognition or disclosure in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010. In addition to the historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission and elsewhere in that Annual Report and in this Quarterly Report.

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

Overview

OmniaLuo, Inc. is a holding company that conducts all its business operations through its direct wholly-owned subsidiary, Omnia BVI, established in August 2006, and Omnia BVI’s Chinese subsidiary, Shenzhen Oriental Fashion Co., Ltd., (“Oriental Fashion”), established in September 2006. Oriental Fashion designs, develops, markets and distributes women’s apparel under the brand names of OMNIALO and OMNIALUO through its network of retail stores across the People’s Republic of China (“PRC” or “China”), which consisted of  117 stores as of September 30, 2010, and 135 stores as of September 30, 2009 in 29 provinces throughout China. Until our acquisition of Omnia BVI on October 9, 2007, our operations were very limited.

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

Pink-collar workers usually work in high-paying industries such as finance, consulting, legal services, or assume senior positions in government agencies. Pink-collar workers typically earn $7,500 to $22,500 annually. White-collar workers usually work in junior or middle positions in an office . This includes positions such as secretaries, administrators, operators, IT staff, accounting staff and junior saleswomen. White-collar workers typically earn $2,500 to $7,500 annually. “Golden-collar” refers to the class of professionals with annual incomes over $22,500. They typically hold executive positions in corporations or operate their own businesses.

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

The table below summarizes the characteristics of our major distribution channels and the number of stores we had as of September 30, 2010:

Sales Channel	Sub Channel	Location	Objective	Characteristics	*Store Level Net Profit Margin

Company	Flagship Stores	Major shopping malls in Tier 1 cities	Showcase brand and attract customers and distributors	Capital outlay: High Inventory risk: High Operating expenses: medium	Medium-low
-owned
Stores (27)	Standard Stores	Key shopping malls in highly competitive Tier 1 & Tier 2 cities	Test market to gauge customer interest and increase sales	Capital outlay: High Inventory risk: Medium Operating expenses: Medium	Medium

Co-owned Stores (8)	Co-owned Stores	Tier 1 & Tier 2 cities	Maximize sales and profit	Capital outlay: Medium Inventory risk: High Operating expenses: Medium	Medium-high

Independent Distributor Stores (82)	Independent Distributor Stores	Tier 1, Tier 2 & Tier 3 cities	Maximize sales and profit	Capital outlay: Low Inventory risk: Low Operating expenses: Low	High

*	In calculating the store-level net profit margin, we take into consideration related store expenses billed to us, including decoration, rent, payroll, mall management fees, and utilities.

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

As of September 30, 2010 and 2009, we operated 35 and 42 retail stores, respectively, of which there were 27 and 27 company-owned stores, respectively, in key shopping malls in first- and second-tier cities (see below under “Location of Retail Stores - Markets”), and there were 8 and 15 co-owned stores, respectively, in key shopping malls located in first-tier and second-tier cities. The two types of stores collectively accounted for approximately 35.42% of our total revenue in the nine months ended September 30, 2010 and approximately 37.38% of our total revenue in the same period of 2009.

Independent Distributor Stores

Independent distributor stores are owned 100% by a third party and sell the OMNIALUO Brand exclusively. Our products are sold to independent distributor stores at 35-40% of the full retail price. We average approximately 50-55% net profit margin on sales to the independent distributors. No items are sold on consignment. The independent distributor stores make a 30% down payment upon ordering and pay the balance before any shipment is sent. Hence, the independent distributor store model generates a high profit margin for us, with no upfront investment, minimal inventory risk and minimal cash flow shortage. Independent distributor stores are the most important distribution channel for our sales. As of September 30, 2010 and September 30, 2009, we had 82 and 93 independent distributor stores, respectively, across China. The independent distributor stores represented approximately 64.58% of our total revenues in the nine months ended September 30, 2010, and represent approximately 62.62% of our total revenues in the nine months ended September 30, 2009. Our future success is to a large extent dependent on increasing the number of the independent distributor stores.

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

Recent Development

Since our formation in the third quarter of 2006, we have focused on implementing our strategy of building a design and marketing workforce and an independent distributor and retail store sales network to design, develop, market and distribute “fashionable business casual”. By November 12, 2008, we had a network of 245 stores across the country. However, as a result of the global economic recession and its negative impact on Chinese consumer spending, we were forced to close certain stores that did not make their pre-determined sales requirements in the fourth quarter of 2008 and throughout 2009. As of September 30, 2010, we had 117 stores in total, including 27 company-owned stores, 8 co-owned stores and 82 independent distributor stores. We did not close any store in the third quarter of 2010.

Although the total store count is still subject to change based on prevailing market conditions, we believe that there has been indication that the deterioration of the Chinese consumer market has slowed down in recent months. If the market condition improves, we expect that no more stores will be closed except those that need to be replaced by new stores. Our goal is to have 135 stores in total by the end of 2010.

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

Results of Operations for the Three Months and Nine Months ended September 30, 2010 and September 30, 2009

In the advent of the global financial crisis, the Company initiated a sales network restructuring by closing down several non-performing stores, most of which consisted of co-owned stores and independent distributor stores with unfavorable locations and low revenues.  As of September 30, 2010, we operated or had distribution relationships with 117 stores, comprising 27 self-owned stores, 8 co-owned stores and 82 independent distributor stores as compared to a total of 135 stores, comprising 27 company-owned stores, 15 co-owned stores and 93 independent distributor stores as of September 30, 2009.

Sales revenue for the three months ended September 30, 2010 was $1,984,899, compared with $1,854,884 for the three months ended September 30, 2009, reflecting a 7.01% increase, which increase was attributable to the improvement of per store sales. Sales revenue for the nine months ended September 30, 2010 was $6,054,664, compared with $6,371,721 for the nine months ended September 30, 2009, reflecting a 4.98% decrease due to the decrease of total number of stores compared to the same period of 2009.

Revenue from sales to distributors for the three months ended September 30, 2010 was $1,305,430 (65.77% of the total sales revenue for the period)，representing a 6.2% decrease over revenue from sales to distributors of $1,391,768 for the three months ended September 30, 2009 (75.03% of the total sales revenue for the period).  Revenue from sales to distributors for the nine months ended September 30, 2010 was $3,910,329 (64.58% of the total sales revenue for the period)，representing a 1.99% decrease over revenue from sales to distributors of $3,989,844 for the nine months ended September 30, 2009 (62.62% of the total sales revenue for the period). The decrease was attributable to the decrease in the number of distributor stores from 93 as of September 30, 2009 to 82 as of September 30, 2010.

 Revenue from retail sales for the three months ended September 30, 2010, including from company-owned and co-owned stores, was $679,469 (34.23% of the total sales revenue for the period) due to the improvement of per store sales, representing a 46.72% increase over retail sales for the three months ended September 30, 2009 of $463,116 (24.97% of the total sales revenue for the period). Revenue from retail sales for the nine months ended September 30, 2010, including from company-owned and co-owned stores, was $2,144,335, (35.42% of the total sales revenue for the period), representing a 9.97% decrease over retail sales of $2,381,877 for the nine months ended September 30, 2009 (37.38% of the total sales revenue for the period) as a result of the decrease of the number of retail stores from 42 as of September 30, 2009 to 35 as of September 30, 2010.

Overall gross profit for the three months ended September 30, 2010 was $1,190,085 (representing an overall gross profit margin of 59.96%), compared with overall gross loss of $1,008,355 (representing an overall gross profit margin of -54.36%) for the three months ended September 30, 2009. Overall gross profit for the nine months ended September 30, 2010 was $ 3,721,284 (representing an overall gross profit margin of 61.46%), compared with overall gross profit of $1,555,574 (representing an overall gross profit margin of 24.41%) for the nine months ended September 30, 2009. In 2009, we made $0.82 million allowance for obsolete inventories left in 2008 which negatively impacted  the gross profit. Subsequently, we closed certain stores with poor sales, thus improved per store sales. In addition, most products were sold at regular prices or with less discount in the improved market environment. The increase in per store sales and sales with less or no discount offset the negative impact on the gross profit left by the obsolete inventory in 2009.  As a result, the gross profit was improved significantly.

General and administrative expenses, which include rental expenses for headquarters, salary expenses for management and headquarter staff, and travel and entertainment expenses, were $551,640 for the three months ended September 30, 2010 (27.79% of the total sales revenues) and $685,690 for the three months ended September 30, 2009 (36.97% of the total sales revenues) General and administrative expenses were $1,495,518 for the nine months ended September 30, 2010 (24.70% of the total sales revenues) and $1,600,376 for the nine months ended September 30, 2009 (25.12% of the total sales revenues). The decrease was primarily attributable to the implementation of our cost control policy.

 Selling and marketing expenses, which include all costs associated with sales, marketing and distribution functions, were $ 482,874 for the three months ended September 30, 2010 (24.33% of the total sales revenues), compared with $449,482 for the three months ended September 30, 2009 (24.23% of the total sales revenues). Selling and marketing expenses were $1,550,967 for the nine months ended September 30, 2010 (25.62% of the total sales revenues), compared with $1,726,006 for the nine months ended September 30, 2009 (27.09% of the total sales revenues).

Overall segment profit for the three months ended September 30, 2010 was $212,264, which represents an overall profit segment margin of 10.69%, compared with overall segment loss for the three months ended September 30, 2009 of $2,100,669, which represents an overall segment profit margin of -113.25%. Oriental Fashion is the company’s only operating subsidiary. Our total profit for reportable segment was derived from the operations of Oriental Fashion. For the three months ended September 30, 2010 and 2009, the overall segment profit can be reconciled to the income or loss before income taxes by: (i) deducting the general and administrative expenses of $67,331 and $69,365 for the three months ended September 30, 2010 and 2009 respectively, and (ii) deducting stock-based compensation of $19,663 and $48,585 for the three months ended September 30, 2010 and 2009, respectively; and (iii) adding other income of $1 for the three months ended September 30, 2009.

Overall segment profit for the nine months ended September 30, 2010 was $647,251, which represented an overall profit segment margin of 10.69%, compared with overall segment loss for the nine months ended September 30, 2009 of $1,436,098, which represented an overall segment profit margin of -22.54%. For the nine months ended September 30, 2010 and 2009, the overall segment profit can be reconciled to the income or loss before income taxes by: (i) deducting the general and administrative expenses of $148,543 and $276,668 for the nine months ended September 30, 2010 and 2009, respectively, (ii) deducting stock-based compensation of $63,083 and $256,057 for the nine months ended September 30, 2010 and 2009, respectively; and (iii) adding other income of $7 for the nine months ended September 30, 2009.

Income from operations for the three months ended September 30, 2010 was $93,402 (4.71% of the total sales revenues), compared with loss from operations for the three months ended September 30, 2009 of $2,217,071 (-119.52% of the total sales revenues), representing an increase of $2,310,473. Income from operations for the nine months ended September 30, 2010 was $467,219 (7.72% of the total sales revenues), compared with loss from operations for the nine months ended September 30, 2009 of $1,985,149 (-31.16% of the total sales revenues), representing an increase of $2,452,368. The increase was attributable to the increase in per store sales and sales with less or no discount.

Net income for the three months ended September 30, 2010 was $80,356, compared with net loss of $2,146,085 for the three months ended September 30, 2009, representing an increase of $2,226,441. Net income for the nine months ended September 30, 2010 was $338,055, compared with net loss of $1,968,816 for the nine months ended September 30, 2009, representing an increase of $2,306,871. The reasons of the change are the similar as explained above.

Liquidity and Capital Resources

As of September 30, 2010, the Company’s net cash position was $990,490, compared with $869,495 as of December 31, 2009. Its working capital was $6,252,382, compared with $4,487,800 as of December 31, 2009.

As of September 30, 2010, inventories were $3,707,217, an increase of $1,282,616 (or 52.90%), compared with $2,424,601 as of December 31, 2009. Responding to positive market reaction to our 2010 fall and winter collection, we kept more inventory compared with last year, and we made a great deal of allowance for obsolescence inventories in 2009.

As of September 30, 2010, trade receivables were $1,841,176, which was an increase of $460,996 (or 33.40%) compared with trade receivables of $1,380,180 as of December 31, 2009. The increase is due to the outstanding amount of a big order which has be collected in subsequent period.

As of September 30, 2010, other receivables and deposits were $3,768,842, which was an increase of $446,428 (or 13.44%) compared with $3,322,414 as of December 31, 2009.

Net cash used in operating activities for the nine months ended September 30, 2010 was $988,039, compared with net cash used in operating activities of $313,980 for the nine months ended September 30, 2009.

The company is at under the process of transformation, we have made certain amendment for the operations in 2009, and expanded our business scale. We increased bank loan to ensure that we have adequate working capital to accommodate our growth.

The Company had a short-term secured bank loan of $1,127,185 as of September 30, 2010. This one year term bank loan is guaranteed by (i) Ms. Zheng Luo, who did not receive any compensation for acting as guarantor, (ii) the Company’s bank deposit of $447,888, and (iii) bank deposits of three unrelated parties in the amount of $1,334,364.

The Company’s restricted cash of $447,888 was also pledged to the bank to secure the bank loans of $3,381,555 granted to the aforementioned unrelated parties. The restricted cash will be released by the bank after the Company and the unrelated parties have fully repaid their borrowings.

The Company had a long-term secured bank loan of $1,194,369 as of September 30, 2010. This two year long-term bank loan is guaranteed by (i) Ms. Zheng Luo, who did not receive any compensation for acting as guarantor; (ii) a third party, who received $19,072 from the Company for acting as guarantor and (iii) property owned by Ms. Zheng Luo.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principlesof US GAAP requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

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

Concentrations of credit risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, short term investments and trade receivables. As of September 30, 2010, the Company’s cash and cash equivalents, restricted cash and short term investments were held by major financial institutions located in the PRC, Hong Kong and the United States, which management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

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

Fair value of financial instruments.
ASC 820 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which fair value option was not elected. Except for the bank loan disclosed below, the carrying amounts of other financial assets and liabilities approximate their fair values due to short maturities :

	As of September 30, 2009		As of December 31, 2009
(unaudited)
	Carrying		Carrying
	amount	Fair value	amount	Fair value
Long-term secured
bank loan	$1,194,369	$1,199,615	$-	$-

The fair value of bank loan is calculated using the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Income Taxes.

The United States

The Company is subject to the United States of America Tax law at tax rate of 34%. It has no assessable profit for the nine months ended September 30, 2010 and 2009 respectively. The Company has not recognized a deferred tax liability for the undistributed earnings of its non-U.S. subsidiaries as of September 30, 2010 and December 31, 2009 respectively, because the Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company no longer plans to permanently reinvest undistributed earnings. Calculation of related unrecognized deferred tax liability is not practicable.

The British Virgin Islands

Omnia BVI was incorporated in the British Virgin Islands (or “BVI”) and, under the current laws of the BVI, is not subject to income tax.

The Peoples Republic of China

Oriental Fashion is subject to the PRC Enterprise Income Tax (“EIT”). As Oriental Fashion was a wholly-foreign owned enterprise engaged in the manufacture industry which was duly approved by the PRC tax authority, it was entitled to two years’ exemption, from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by 50% tax reduction for the immediate next three calendar years. This tax holiday commenced in the fiscal financial year 2007. Oriental Fashion was subject to an EIT rate of 11% and 10% during the nine months ended September 30, 2010 and 2009, respectively.

No provision for EIT has been made for the nine-month period ended September 30, 2010 since Oriental Fashion had no assessable profit for the period. The tax expense for the nine-month period ended September 30, 2010 in the condensed consolidated statements of income and comprehensive income represented the deferred tax recognized.

The management evaluated the Company’s tax position in accordance with ASC 740 and considered that no provision for uncertainty in income taxes was necessary as of September 30, 2010.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Zheng Luo and Mr. David Wang, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management concluded that as of September 30, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Controls over Financial Reporting

During the three and nine months ended September 30, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

OMNIALUO, INC.
(Registrant)

Date: November15, 2010	/s/ Zheng Luo
Zheng Luo
President & Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2010	/s/ David Wang
David Wang
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)