Form 10-K
period 2010-12-31
OmniaLuo, Inc.
filed 2011-03-31
CIK 1161550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding  12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such file). Yes  ☐   No ☒

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors and 10% stockholders are “affiliates” of the registrant), based on the closing price of $0.10 per shares of the registrant’s Common Stock on December 31, 2010, the last business day of the registrant’s most recently completed fiscal year as reported by the OTC Bulletin Board, was approximately $958,327.

The number of shares outstanding of the issuer's common stock as of March 31, 2011 is 22,840,000.

Documents incorporated by reference: NONE.

OMNIALUO, INC.

INDEX
		Page
	Part I	3

Item 1	Business	3
Item1A	Risk factors	18
Item 2	Properties	28
Item 3	Legal proceedings	28
Item 4	Reserved	28

	Part II	29
		29
Item 5	Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities	29
Item 7	Management’s discussion and analysis of financial condition and results of operations	29
Item 8	Financial statements and supplementary data	36
Item 9	Changes in and disagreements with accountants on accounting and financial disclosure	36
Item 9A	Controls and procedures	36

	Part III	37

Item 10	Directors, executive officers and corporate governance	37
Item 11	Executive compensation	41
Item 12	Security ownership of certain beneficial owners and management and related stockholder matters	42
Item 13	Certain relationships and related transactions, and director independence	43
Item 14	Principal accountant fees and services	44

	Part IV	45

Item 15	Exhibits, financial statement and schedules	45

Signatures		70
Exhibits

	Report of independent registered public accounting firm	47

	Consolidated Balance Sheets as of December 31, 2010 and 2009	49

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2010 and 2009	48

	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2010 and 2009	50

	Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009	51

	Notes to Consolidated Financial Statements	52

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

PART I

ITEM 1. BUSINESS

Corporate History

We were originally incorporated in the State of Delaware on March 7, 2001 under the name Wentworth II, Inc.. We were formed as a vehicle to pursue a business combination, which we effected through our reverse acquisition of Omnia Luo Group Limited (“Omnia BVI”), a company organized under the law of British Virgin Islands through a reverse acquisition as described below.  We had no material operations or revenue from operations prior to the reverse acquisition described below. Our corporate name changed to OmniaLuo, Inc. in November 2007, subsequent to the acquisition.

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

We conduct all of our business operations through our indirectly wholly-owned operating subsidiary, Oriental Fashion.

Description of Business

Through our operating subsidiary in China, Oriental Fashion, we are engaged in the business of designing, marketing, distributing and selling women’s clothing, with an emphasis on fashionable business casual wear. All our apparel is marketed under the brand names of OMNIALO and OMNIALUO (collectively referred to herein as the “OMNIALUO Brands” or “OMNIALUO brand names”) through a network of 114 retail stores across China. We offer a complete line of business casual women’s wear, including bottoms, tops, and outerwear, as well as accessories, under the OMNIALUO brand names.

There are three different types of retail stores that carry the OMNIALUO brands: (i) company-owned stores, which stores are owned exclusively by the Company and carry only the OMNIALUO brands, (ii) independent distributor stores, which stores are owned exclusively by third parties and carry the OMNIALUO brands exclusively, and (iii) co-owned stores, which stores are owned jointly by the Company and a third party, and carry the OMNIALUO brands exclusively. All three types of stores are located throughout China. As of December 31, 2010 and 2009, our network of retail stores across China consisted of 114 and 108 stores, respectively. Out of the 108 stores we had as of December 31, 2009, there were 27 Company-owned stores, 8 co-owned stores and 73 independent stores.  Out of the 114 stores we had as of December 31, 2010, there were 25 Company-owned stores, 9 co-owned stores and 80 independent distributor stores.

Since 2009, we started to target customers who are professional urban working females between the ages of 28 to 45. Previously, we targeted professional urban working females between the ages of 25 to 35. The annual income of our targeted customers ranges from $3,700 to $45,000. We increased the ages of our target customers by offering premium and mature styles of apparel. We believe professional urban working females in this age group has the most purchasing power and our strategy of focusing on this female segment is intended to capitalize on this consumption pattern.

The OMNIALUO brand of apparel has been awarded “China’s Best Women’s Wear Design” by China Fashion Designers Association (“CFDA”) every year from 2002-2006. Ms. Zheng Luo, a prominent designer in China, is our chief executive officer, chief designer and the originator of the OMNIALUO brands. Ms. Zheng Luo was also the founder and principal shareholder of Omnia BVI prior to our reverse acquisition with Omnia BVI described above. Ms. Zheng Luo is currently our largest individual shareholder.  Ms. Zheng Luo has won numerous prestigious awards and was recently named by Cosmopolitan Magazine the "2008 Chinese Fashion Designer of the Year". The OMNIALUO brands benefit significantly from Ms. Zheng Luo’s professional reputation.

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

OMNIALUO brand apparel and our chief designer, Ms. Zheng Luo, have consistently won top fashion design awards in China since 2002. In 2008, Ms. Zheng Luo was recognized by the Cosmopolitan Magazine as the “China Fashion Designer of the Year”.

With respect to accessories, we released our accessories products in the third quarter of 2007 and plan to release expanded new accessories products in the next several fiscal quarters. Accessories have been identified as an important product line for us and we have dedicated research and development efforts to the creation of accessories. We believe that customers in China are interested in purchasing a complete outfit, which includes clothing, accessories, and shoes. As such, the availability of accessories coordinated with the clothing line can effectively increase a customer’s total spending. We generally design 80-100 styles to accessorize the clothing lines per season. Our accessory line was well-received in 2010, and the sales revenue of accessory products represented 1.5% of the total revenue in 2010.

In the fourth quarter of 2007, we started designing and developing “Omnialuo Collections” to target “golden collar” female professionals in China. The garments are generally priced from US$250 to US$400. We generally produce only 100 to 200 pieces per style, so as to create a sense of exclusivity. We initially introduced “Omnialuo Collections” to the market on a small scale in the fourth quarter of 2007 and fully launched the product line in the third quarter of 2008. In 2009 and 2010, we continue our efforts in developing this collection to target more female professionals with strong consuming power.

Pricing

Our design, marketing, and sales divisions are responsible for pricing our products. The design, marketing, and sales divisions make internal evaluations of apparel based on predicted market acceptance and then price the items accordingly. The final price also takes into consideration competitive apparel price levels.

Current Pricing Strategy

Prior to 2009, our target customers were professional urban working women aging between 25 to 35 and the retail price range of our products was between $40 to $300 with a majority of items priced between $60 and $150. Since 2009, we have been adjusting the styles of our apparel to target a more mature age group of such women aging between 28 to 45, whom we believe have more disposable income and better brand loyalty. Currently, the retail price range of our products is between $110 to $400 per item, with the majority of items priced between $130 and $300. We believe this price range is considered the middle to upper-middle price range in the women’s apparel market.

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

New Pricing Strategy

We intend to implement a new pricing strategy in 2012, which is to increase the full retail price to eight to ten times our production cost, and to increase our average selling price to six to eight times our production cost.  Quality has been a top priority in 2011 to prepare for the implementation of this new pricing strategy.

We do not expect the price increase to result in a net reduction in sales as we believe that (i) the price increase is in line with industry trends, and (ii) our enhanced advertising campaign will raise brand recognition, thereby increasing sales. The average gross profit margin of all of our products for fiscal year 2010 was 61%. Our target is to increase the average gross profit margin of all of our products to 62% for fiscal year 2011.

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

Currently, “golden-collar” generally refers to the class of professionals with annual incomes from $30,000 to $45,000. They typically hold executive positions in corporations or operate their own businesses. “Golden-collar” females usually like to wear luxury brands. Our brands will eventually target “golden-collar” females as well.

Our current target customers are “white-collar”, “pink-collar” and “golden-collar” professional urban working females between the ages of 28 to 45. The annual income of our targeted customers ranges from $3,700 to $45,000 .

Prior to 2009, we targeted professional urban working females between the ages of 25 to 35.  Since 2009, we have started to expand our target demographic to 35 to 45 year-old females by offering premium and mature styles of apparel. Since 2007, our designs in the spring/summer wear collection have been gradually reflecting these styles. Tapping into the 35 to 45 year-old female market is also intended to develop a large group of loyal customers as well as increase revenues and profits. In China, the wealthiest consumers are the 25 to 45 year-old group, much younger than the highest earning group (45-54 years old) in the United States (McKinsey & Company’s proprietary 2004 personal-financial-services surveys in China). A study by Women’s Wear Daily (“In the Crosshairs”, an article written by Lisa Movius, published in Women’s Wear Daily on March 22, 2005) indicated that urban females aged between 25 to 35 in China demonstrate the highest consumption needs in apparel, spending more than 20% of their disposable income on clothing compared to the national average of 8% to 10%. Our strategy of focusing on the 28 to 45 year-old urban female segment is intended to capitalize on this consumption pattern.

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

The table below summarizes the characteristics of our major distribution channels and the number of stores we had as of December 31, 2010:

Sales Channel	Sub Channel	Location	Objective	Characteristics	*Store Level Net Profit Margin

Company-owned Stores (25)	Flagship Stores	Major shopping malls in Tier 1 cities	Showcase brand and attract customers and distributors	Capital outlay: High Inventory risk: High Operating expenses: medium	Medium-low
	Standard Stores	Key shopping malls in highly competitive Tier 1 & Tier 2 cities	Test market to gauge customer interest and increase sales	Capital outlay: High Inventory risk: Medium Operating expenses: Medium	Medium

Co-owned Stores (9)	Co-owned Stores	Tier 1 & Tier 2 cities	Maximize sales and profit	Capital outlay: Medium Inventory risk: High Operating expenses: Medium	Medium-high

Independent Distributor Stores (80)	Independent Distributor Stores	Tier 1, Tier 2 & Tier 3 cities	Maximize sales and profit	Capital outlay: Low Inventory risk: Low Operating expenses: Low	High

* In calculating the store level net profit margin, we take into consideration related store expenses billed to us, including decoration, rent, payroll, mall management fees, and utilities.

Company-owned Stores

Company-owned stores are retail stores owned 100% by us and which sell the OMNIALUO Brand exclusively. We manage the daily operations of these stores, and pay all operating expenses, including decoration, rent, payroll, and utilities. All Company-owned stores are located either within shopping malls or in independent stores located on the street. There are two types of Company-owned stores, (1) flagship stores, and (2) standard stores. Flagship stores are high-profile stores, located in key shopping malls of first-tier cities, such as Shanghai, Beijing, and Shenzhen.  These stores are extravagantly decorated, display a number of luxurious items and offer the complete OMNIALUO Brand product line. The cost of opening and operating flagship stores is high, thus making them the least profitable among all store types. Standard stores are well decorated, however, they are less extravagant than the flagship stores, and are operated in major shopping malls of the first-tier and second-tier cities.  These stores are fashionably decorated and offer the most complete product lines. These stores serve to showcase and promote the OMNIALUO brands. In addition, the Company-owned stores are used to monitor market trends and our products’ performance. Company-owned stores have the lowest profitability among all our distribution channels. Nonetheless, we believe that shopping malls are the best location for our stores as it is believed that shopping malls and department stores generate a significant amount of apparel sales in urban cities in China.

Co-owned Stores

Co-owned stores are owned jointly by us and a third party and sell the OMNIALUO Brand exclusively. All co-owned stores are located in key shopping malls in first-tier and second-tier cities. We are obligated to share revenues with the shopping malls in which our stores are located. In some instances there are minimum revenue payments to the landlord, or a threshold before revenue is split, or both. On average, we must turn over 20% of the profits from each store to the shopping mall in which such store is located. The co-ownership partner receives 30% of the revenue from co-owned stores, after deducting the 20% due to the shopping mall. Operating expenses are split evenly between us and the co-ownership partners, however, 70% of the up-front investment is made by us. We retain full ownership of the inventory delivered to the co-owned stores. Co-owned stores serve as good complements to Company-owned stores and independent distributor stores. Co-owned stores had a relatively high net profit margin of 50% to 60%.

As of December 31, 2010 and 2009, we operated 34 and 35 retail stores, respectively, of which there were 25 and 27 Company-owned stores, respectively, in key shopping malls in the first-tier and second-tier cities (see below under “Location of Retail Stores - Markets”  ), and 9 and 8 co-owned stores, respectively, in key shopping malls located in first-tier and second-tier cities. The two types of stores collectively accounted for approximately 38.3% of our total revenue in 2010 and approximately 34.9% of our total revenue in 2009.

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

Independent distributor stores are the most important distribution channel for our sales. As of December 31, 2010 and December 31, 2009, we had 80 and 73 independent distributor stores, respectively, across China. The independent distributor stores represented approximately 61.7% of our total revenues in 2010, and represent approximately 65.1% of our total revenues in 2009. Our future success is to a large extent dependent on increasing the number of the independent distributor stores.

During 2010, there was one customer who contributed 12% to the Company’s consolidated revenue. During 2009, there was one customer who contributed 24% to the Company’s consolidated revenue.

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

(iii) Advertisement and promotion: coordinating system-wide advertising and promotional activities to increase independent distributors’ and co-partners’ sales and profits. Beyond discounts, promotional activities consist of loyalty clubs and members’ only events, store and Company anniversary promotions, limited editions, gift items and sales promotions coordinated with other suppliers of accessories.

(iv) Inventory liquidation: helping independent distributors to move excess inventory by exchanging inventories among stores and selling through outlets.

(v) Financial analysis and support: Our finance department can analyze each store’s financial situation and recommend specific performance adjustments. It also administers incentive systems to reward successful independent distributors and maintain the highest standards of quality control.

Growth Plan for Distribution Channels

Since our formation in the third quarter of 2006, one of our growth strategies is to open new stores, especially independent distributor stores and co-owned stores which generally have higher margins than Company-owned stores. However, as a result of the global economic recession and the presumed temporary but nonetheless marked decrease in Chinese consumer spending, particularly in the fourth quarter 2008, we were forced to close certain stores that did not make their pre-determined sales requirements. We believe that it was necessary to remove non-performers from an otherwise strong network of retail outlets and closed additional non-performing stores in 2009.

As of December 31, 2009, we had 108 stores in total, including 27 Company-owned stores, 8 co-owned stores and 73 independent distributor stores. During fiscal 2010, with the market gradually recovering from the economic recession, we opened 6 stores.  As of December 31, 2010, we had 114 stores in total, including 25 Company-owned stores, 9 co-owned stores and 80 independent distributor stores. The total store count is still subject to change based on prevailing market conditions. If the market condition continues to improve, we expect to open more stores.

During fiscal 2010, we closed two Company-owned stores and opened one co-owned stores and 7 independent stores. We believe our focus in expanding independent distributor stores and co-owned stores is generally feasible because we structure our independent distributor stores and co-owned stores to require low startup costs. We are also prepared to launch advertising campaigns and market promotions to boost our brand recognition, when necessary, in conjunction with our expansion plan. We launched advertising campaigns and market promotions of OmniaLuo in October 2007 that continued into 2010. The advertising campaign features Ms. Zheng Luo and the OMNIALUO brands in major fashion magazines in China such as Vogue, Harper’s Bazaar and Cosmopolitan. We believe that the increased publicity will enhance our brand image and result in increased interest from independent distributors and co-partners.

Franchising

We will be eligible to enter into franchise arrangements one year after our application for a retail license is approved. However, we have no existing plans to enter into such arrangements.

Location of Our Stores - Markets

There is significant regional disparity in China with respect to per capita GDP. Generally, China is divided into five regions, the Eastern, Southern, Western, Northern and Central regions, with the Eastern and Southern China being the richest regions.

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

Our products are currently sold in first-, second- and third-tier cities. The tables below provide geographical distribution of our sales channels as of December 31, 2010.

Company-Owned Stores and Co-Owned Stores

Region	Main City	Number of Stores
Eastern China	Shanghai	4
	Other	0
Southern China	Shenzhen	13
	Guangzhou	4
	Other	2
	Fujian	3
Western China	Kunming, Chengdu	4
Central China	Wuhan	4
Northern China	Shenyang, Harbin, Beijing, Jinzhou, Qingdao	0
Total		34

Independent Distributor Stores

Region	Total Number of Stores	Number of Distributors
Eastern China	26	22
Southern China	45	23
Central China	15	11
Western China	16	12
Northern China	12	12
Total	114	80

Product Design, Research and Development

Designers

One of our main strengths is our artistic design team led by Ms. Zheng Luo, who is our chief designer, founder and chief executive officer. Ms. Zheng Luo is a prominent designer in China’s fashion industry.  Our design team consists of 16 designers, many of whom have been working with Ms. Zheng Luo for several years. Ms. Zheng Luo’s ability to retain her design team provides for consistent designs and greater brand loyalty.

Ms. Zheng Luo and the OMNIALUO brands have been featured frequently in various popular fashion magazines such as Harper’s Bazaar ,  L’Official ,  Marie Claire ,  Vogue ,  Jessica  and  Cosmopolitan . Ms. Zheng Luo has also been interviewed by many leading domestic and international media, including China Central Television (“CCTV”), the largest TV network in China, Hong Kong Phoenix TV, French Fashion TV, Italian Orbit TV, Vogue UK and Washington Daily. In 2003, Ms. Luo was invited to present her design and hold a fashion show for Fashion China Seminar in the Museum of Louvre.  In September 2008, Ms Luo, as the only designer invited from China, held a fashion show at the New York Fashion Week.  In 2008, Ms. Zheng Luo was acknowledged by the Cosmopolitan Magazine as the “Fashion Designer of the Year”.

Ms. Zheng Luo’s designs have been worn by several Chinese media celebrities. In 2006, the well-known Chinese movie star Ms. Ziyi Zhang, who starred in films such as Memoirs of a Geisha, House of Flying Daggers , and Hero, wore one of her evening dresses while attending a celebrity charity banquet. Ms. Luo’s fashion show held in Beijing in November 2006 was attended by, among other notable attendees, Ms. Bingbing Fan, who ranked as the 7th most famous person in China according to Forbes. Ms Bingbing Fan wore Ms. Zheng Luo’s design to that Beijing show.

We conduct active training programs for our designers. Each of our designers attends, on average, more than 10 training sessions ever year and visits the Hong Kong SAR and other major cities in China regularly to see the latest fashion trends and understand local tastes. Training sessions take various forms, including attendance of fashion shows, fashion salons and fashion seminars.

The table below lists some of the awards Ms. Zheng Luo, her team members and the OMNIALUO brand have received.

Awards to Ms. Zheng Luo

2008	Fashion Designer of the Year, awarded by Cosmopolitan Magazine

2007	One of the Top 10 Outstanding Designers, awarded by CFDA

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

In order to stay on top of the latest fashion trends, we have been introducing new collections at trade shows or fashion shows four times a year. Specifically, we now introduce our (i) spring collection in November, (ii) summer collection in March, (iii) fall collection in May, and (iv) winter collection in August.

We typically receive, on average, 80% of our orders during these trade events. This percentage is expected to be lower going forward due to our enhanced marketing efforts outside of the trade events and we expect to obtain more orders from other distributors who do not participate in the trade events. We completed the implementation of a new information management system for product order placements, to enhance our overall business process management, in Company-owned and co-owned stores in 2007. Since then, we expanded the system to the distributor stores and have implemented the system in 72 out of our 80 independent distributor stores as of the date of this report.

Our design team currently develops more than 1,700 new products per year, but only releases about 300-500 new products into the market each season after a rigorous selection process. We constantly focus on improving the design and quality of the garments we produce.

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

We currently purchase a variety of materials from more than fifty vendors. We believe that there is a sufficient number of suppliers for such materials in the market. In 2010, Junhao Silk was the largest supplier for raw material, representing more than 5% of our total raw material purchase. In 2009, the largest raw material supplier was Shenzhen Yisheng Fabric Co., Ltd. representing more than 5% of our total raw material purchase.

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

We believe that our long-term, reliable and cooperative relationships with many of our manufacturers provide a competitive advantage over many of our competitors. Our merchandise is produced by approximately 20 independent manufacturers located in Guangdong Province, China with close proximity to our headquarters in Shenzhen, China. In 2010, we had two independent manufacturers who manufactured more than 10% of our annual manufactured garments in terms of dollar amount: Shenzhen Yinhu Apparel Co., Ltd and Shenzhen Yuqing Garment Co., Ltd. manufactured approximately 36.0% and 13.3% of our annual manufactured garments in terms of dollar amount. respectively. In 2009, we had approximately 15 independent manufacturers in Guangdong, among which Xin Cai produced 10.8% of our annual manufactured garments in terms of dollar amount.

Although there are no long-term agreements between us and any of our contractors or suppliers, we believe our relationships with our suppliers and contract manufacturers are excellent.

Quality Control

We monitor the quality of fabrics ordered and inspect samples of each product before production begins. We also perform random quality control checks during and after production before the garments leave our manufacturers. Our quality control personnel visit all independent manufacturers’ facilities at least three times a week. Final inspections occur when the garments are received in our warehouse. After that, we distribute finished garments to retail stores nation-wide. Currently, we have an independent department of quality control with 7 employees to ensure that our products meet our high quality standards and that we deliver high quality products to retail stores. As we further expand our stores and increase our sales, we plan to hire more quality control personnel.

Information Management Systems

Since January 2007, we have been implementing an information management system. This system is intended to enable us to procure raw materials on an economic purchase order basis, keep track of raw materials stock on a real time basis and monitor the production process. This system is intended to improve production efficiency and reduce purchasing and storage costs. We have applied the distribution function of the new system to our Company-owned stores and some of our co-owned stores. By implementing the distribution function, we are able to check our apparel stock in different categories, different sizes and colors on a real-time basis. For example, if one Company-owned store is in need of certain inventory, we are able to immediately communicate to the other Company-owned store with excess inventory in that category and ensure a prompt redistribution of inventory among both stores within one or two days. This new distribution function is expected to reduce lost sales arising from inventory shortages in particular stores and better allocate resources among different stores across different regions. Currently, we are satisfied with the implementation results of the new distribution function in the Company-owned stores and our co-owned stores. We have started to extend the application of the new system to selected independent distributor stores. As of December 31, 2010, 72 out of our total of 80 independent distributors are qualified to have access to the new system, which accounted for 90% of our total independent distributors stores at the end of 2010.

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

Backlog

On December 31, 2010, our backlog of unfilled firm orders for delivery was approximately $2.0 million, compared with a backlog of unfilled firm orders for delivery of approximately $2.5 million as of December 31, 2009. We believe that our backlog at any specific point in time is not necessarily indicative of sales and business results in the near future.

Employees

All of our employees are employees of our wholly owned PRC operating subsidiary, Oriental Fashion. As of December 31, 2010, we had approximately 216 full-time employees. We consider our employee relationships to be satisfactory. We plan to increase the number and level of our skilled executive management executives.

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

Among our competitors are well established domestic brands such as Moiselle and Pink Mary and well established international brands such as Ports 1961 and others, most of which have the same demographic focus as us. Many of our domestic competitors, and most or all of our international competitors, are significantly larger and have substantially greater distribution and marketing capabilities, capital resources and brand recognition. We believe we can effectively compete with other brands based on our attention to Chinese customers’ aesthetic tastes, reflected through our design and use of materials, and the role in and commitment to the Company of our chief executive officer, chief designer, founder and principal stockholder, Ms. Zheng Luo.

Growth Strategy

We plan to grow our sales and net profit margin based on the following strategies:

Selectively Expand Distribution Channels

Since our formation in the third quarter of 2006, one of our growth strategies is to open new stores, especially independent distributor stores and co-owned stores which generally have higher margins than company-owned stores. As of December 31, 2008, we had 208 stores.  However, as a result of the global economic recession and the presumed temporary but nonetheless marked decrease in Chinese consumer spending, particularly in the fourth quarter 2008, we were forced to close certain stores that did not make their pre-determined sales requirements. We believe that it was necessary to remove non-performers from an otherwise strong network of retail outlets and closed additional non-performing stores in 2009. As of December 31, 2009, we had 108 stores in total, including 27 company-owned stores, 8 co-owned stores and 73 independent distributor stores. During fiscal 2010, with the market gradually recovering from the economic recession, we opened 6 stores. During fiscal 2010, we closed two company-owned stores and opened one co-owned stores and 7 independent stores. As of December 31, 2010, we had 114 stores in total, including 25 company-owned stores, 9 co-owned stores and 80 independent distributor stores. The total store count is still subject to change based on prevailing market conditions. If the market condition continues to improve, we expect to open more stores.

We believe our focus in expanding independent distributor stores and co-owned stores is generally feasible because we structure our independent distributor stores and co-owned stores to require low startup costs. We are also prepared to launch advertising campaigns and market promotions to boost our brand recognition, when necessary, in conjunction with our expansion plan. We launched advertising campaigns and market promotions of OmniaLuo in October 2007 that continued into 2010. The advertising campaign features Ms. Zheng Luo and the OMNIALUO brands at the Shenzhen Airport and in major fashion magazines in China such as Vogue, Harper’s Bazaar and Cosmopolitan. We believe that the increased publicity will enhance our brand image and result in increased interest from independent distributors and co-partners.

Develop New Merchandise Categories

Accessories have been identified as an important future product line for the OMNIALUO Brand. The new expanded accessories product line was released in the third quarter of 2007. In addition, in the first quarter of 2009, we applied to the Trademark Office for a new trademark, OMNIALUO WEEKEND.  It was approved by the Trademark Office in December 2010. The products with this trademark target female professionals in China who are 18-30 years old. We intend for OMNIALUO WEEKEND and OMNIALUO to develop into a more perfect brand system, which we will then take “up market”.

Expand our Market Vertically and Horizontally

We aim to continue to target the 28 to 35 year old female demographic and vertically extend into the 35 to 45 age group by offering premium and mature styled apparel. The 35 to 45 year old female age group generally has higher brand loyalty and purchasing power. Penetrating this age group is intended to develop a large group of loyal customers and increase our profits. We will also seek to expand our market horizontally by increasing our visibility in northern China by offering apparel tailored to the local consumers’ dressing tastes. This is being implemented by our designers who have an understanding of local northern China preferences. These designs were included in our spring/summer 2009 and 2010 product lines. One of the main tasks in 2011 is to further expand into northern China market to enhance OMNIALUO’s brand penetration in China.

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

 Industry Overview

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

Target Market Growth

China’s GDP growth is expected continue in the next five years as China is emerging as a major economic power. The increasing urbanization rate and a substantial annual increase in per capita consumption are expected to fuel the growth in apparel market. The CGIR forecasts that the apparel industry will continue to grow for the next few years and the women’s apparel market is expected to outpace the overall apparel industry. As consumption in the Chinese apparel industry is undertaking structural changes from quality focus to quality brand focus, the fastest growth segment will likely to take place in branded products like the OMNIALUO brands.

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

We are highly dependent on our chief executive officer, chief designer, founder and principal stockholder and other key personnel and if we lose other key management or other personnel, our business will suffer.

Our future success will depend in part on the continued service of certain key management and other personnel, particularly Ms. Zheng Luo, our chief executive officer and chief designer, who is closely associated with our brand names. Although Ms. Zheng Luo is our principal shareholder, and has entered into non-competition agreements with us and our Chinese operating subsidiary, none of these factors and arrangements ensure the continued availability of Ms. Zheng Luo’s services to us. We currently have not obtained key-person life insurance with respect to Ms. Zheng Luo. Even if we are to obtain such key-person life insurance for Ms. Zheng Luo, such insurance will only cover certain risks relating to our dependency on Ms. Zheng Luo, and the amount of such insurance may not be adequate to compensate for any loss of Ms. Zheng Luo’s services.

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

Our management team lacks public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley.  Aside from our chief financial officer, David Xuguo Wang, who also currently serves as Senior Vice President in a private equity investment firm under Haitong Securities, Co., Ltd., since July 2010. Our senior management does not have experience managing a publicly traded company.  Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis.  Our senior management may be unable to implement programs and policies in an effective and timely manner that adequately respond to the increased legal, regulatory and reporting requirements associated with being a publicly traded company.  Our failure to comply with all applicable requirements could lead to the imposition of fines and penalties, distract our management from attending to the management and growth of our business, result in a loss of investor confidence in our financial reports and have an adverse effect on our business and stock price.

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

Rules adopted by the Securities and Exchange Commission, or the Commission, pursuant to Section 404 of Sarbanes-Oxley require annual assessment of our internal controls over financial reporting.  This requirement first applied to our annual report on Form 10-K for the fiscal year ended December 31, 2008.  The standards that must be met for management to assess the internal controls over financial reporting as effective are relatively new and complex and require significant documentation, testing and possible remediation to meet the detailed standards. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting.  The process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 is costly and challenging. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to conclude that our internal control over financial reporting is effective. We could lose investor confidence in the accuracy and completeness of our financial reports, which could harm our business and cause the price of our Common Stock to decline.

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

We are implementing a new information management system and data networks. The system has been fully operational in Company-owned stores and co-owned stores since the end of 2007, and we have selected 72 independent distributor stores for implementation of the system by December 31, 2010. Delays or other difficulties in implementing this system could disrupt our ability to manage our inventory effectively. In addition, we plan to establish five regional centers to better monitor each region’s market dynamics, facilitate traffic flows, ensure rapid response and provide partner support and supervision. There is no assurance that this expansion will be completed on time or that it will be successful. Any failure to manage growth effectively could have a material adverse effect on our results of operations and financial condition.

We depend on others to manufacture our products and any disruption in manufacturing could have a material adverse effect on our business.

Our products are manufactured by approximately 20 independent manufacturers. We do not operate any production facilities. One manufacturer engaged by us, Yu Qing Garment Co., Ltd., currently produces approximately 13.3% of our annual manufactured garments in terms of dollar amount. The inability of a manufacturer to ship orders of our products in a timely manner or to meet our quality standards could cause us to miss our customers’ delivery requirements for those items. As a result, cancellation of orders, refusal to accept deliveries or a reduction in purchase prices could have a material adverse effect on us.

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

We have closed a significant number of stores in 2008 and 2009 and although we increased our store account in 2010, we cannot be certain that we will be able to execute our plan to open additional stores or that such store openings will be successful.

Since our formation in the third quarter of 2006, one of our growth strategies is to open new stores, especially independent distributor stores and co-owned stores which generally have higher margins than Company-owned stores. However, as a result of the global economic recession and the presumed temporary but nonetheless marked decrease in Chinese consumer spending, particularly in the fourth quarter 2008, we were forced to close certain stores that did not make their pre-determined sales requirements. In fiscal 2008 and 2009, we closed 34 and 100 stores respectively, of the 100 closed stores in 2009 composed of 23 retail stores and 77 distributor stores. With the gradual improvement of the market conditions in 2010, we opened 6 stores in 2010. If the market conditions continue to improve, we expect that we will continue to implement our growth strategy to open more stores.

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

On August 8, 2006, six PRC regulatory agencies, including the CSRC, promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, which became effective on September 8, 2006. This new regulation, among other things, has certain provisions that require SPVs formed for the purpose of acquiring PRC domestic companies and controlled by PRC individuals, to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock market. In our case, theformation in September 2006 by Omnia BVI of Oriental Fashion, and Oriental Fashion's subsequent, limited acquisition of discrete assets from Oumeng, should not be seen as an acquisition of a PRC domestic company as contemplated by the new regulation and we therefore have not applied to the CSRC for approval under this regulation. Nonetheless, if the CSRC or another PRC regulatory agency subsequently determines that the CSRC’s approval was required for our private placement or quotation on OTCBB, we may face sanctions by the CSRC or another PRC regulatory agency. If this happens, these regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the repatriation of the proceeds from that private placement into the PRC, restrict or prohibit payment or remittance of dividends to us or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our shares.

Chinese merger and acquisition regulations may limit our ability as to acquire assets and equity interests of Chinese companies, which could hinder our ability to expand in China and adversely affect our long-term profitability.

The regulations which became effective on September 8, 2006 cover all acquisitions of assets and equity interests of Chinese companies by foreign investors, including overseas companies under the de facto control of Chinese persons or entities. Depending on the structure of the transaction, these regulations will require the target Chinese companies to make a series of applications to the aforementioned agencies, some of which must be made within strict time limits and depend on approvals from one or the other of the aforementioned agencies. If obtained, approvals will have expiration dates by which a transaction must be completed. It is expected that compliance with the regulations will be more time consuming than in the past, will be more costly and will permit the government much more extensive scrutiny and control over the terms of the transaction. Therefore acquisitions in China may not be able to be completed because the terms of the transaction may not satisfy aspects of the approval process and may not be completed, even if approved, if they are not consummated within the time permitted by the approvals granted. This may restrict our ability to implement any acquisition we may decide to pursue and adversely affect our business and prospects.

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

We are a public reporting company subject to the information and reporting requirements of the Securities Exchange Act of 1934 and other federal securities laws, including, without limitation, compliance with the Sarbanes-Oxley. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders will cause our expenses to be substantially higher than they would otherwise be if we were privately-held. It will be difficult, costly, and time-consuming for us to develop and implement internal controls and reporting procedures required by Sarbanes-Oxley and we will require additional staff and third-party assistance to develop and implement appropriate internal controls and procedures.The entity ia a small reporting company and does not require attestation report.

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

We adopted in the first quarter of 2008 an employee equity incentive plan under which our officers, directors, consultants, and employees will be eligible to receive, in relevant part, either securities or stock options exercisable for the Company’s securities at exercise prices that must generally be no less than the then prevailing fair market value of the Company’s common stock on the date of grant. We have have reserved five million (5,000,000) shares of common stock for issuance under this plan.  Any issuance under this equity incentive plan will have dilutive effect on the holders of our securities.

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

ITEM 2. DESCRIPTION OF PROPERTY

Properties and Leases

As of December 31, 2010, we have the following leased properties:

(1) we operate our executive offices and showrooms in a leased location at No. E6 101# Industrial District, Huaqiao City, Nanshan District, Shenzhen, China, with approximately 11,132 square feet of space, under a lease expiring in September 2011. The expected payments under the lease are $7,893 per month from January 1, 2007 to September 15, 2008, $8,287 per month from September 16, 2008 to September 15, 2009, $8,701 per month from September 16, 2009 to September 15, 2010, and $9,137 per month from September 16, 2010 to September 15, 2011.

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

(3) We operate a Company-owned store in a leased location at the 1st floor of No. 525, Bagualing Industrial District, Bagua Er Road, Futian District, Shenzhen, China, with approximately 1,399 square feet of space, under a lease expiring on December 31, 2011. The payment under the lease is $1,931 per month.

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

(5) We rent a warehouse near our headquarters on the 2nd floor of Zhong Lu Warehouse in Kaiping Street, East Industrial Area, Nanshan District, Shenzhen, China, with approximately an area of 11,141 square feet, expiring on May 5th, 2012. The rental cost of the warehouse is $3,920 per month.

Our total rental expenses under operating leases of office and showroom space were $492,071 for the year ended December 31, 2010, and  $452,256 for the year ended December 31, 2009.

We also operate 25 Company-owned stores and, jointly with third parties, 9 co-owned stores in leased locations in various geographic areas in China.

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

Quarter Ended	High *	Low *
03/31/2009	$0.34	$0.33
06/30/2009	$0.21	$0.21
09/30/2009	$0.20	$0.20
12/31/2009	$0.17	$0.14
03/31/2010	$0.17	$0.17
06/30/2010	$0.28	$0.20
09/30/2010	$0.19	$0.19
12/31/2010	$0.10	$0.10

*	The above table sets forth the range of high and low closing prices per share of our common stock as reported by www.quotemedia.com for the period indicated.

Approximate Number of Holders of Our Common Stock

On December 31, 2010, there were approximately 64 stockholders of record of our common stock. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

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

 Purchase of Our Equity Securities

 No repurchase of our common stock was made during the fiscal year 2010.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following selected consolidated statements of operations and comprehensive income (loss) data for the years ended December 31, 2009 and 2010, and the consolidated balance sheet data as of December 31, 2009 and 2010 are derived from the audited consolidated financial statements of the Company included in this Annual Report. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes appearing elsewhere in this report. Our historical results are not necessarily indicative of our results for any future periods.

(All amounts, other than per share data, in U.S. dollars)

	Statement of Operations
	Year Ended December 2010	Year Ended December 2009

Revenue	$8,486,153	$9,349,878

Gross Profit	5,159,299	574,910

Operating expenses	4,551,881	6,368,933

Income (loss) from operations	607,418	(5,794,023)

Income taxes	—	—

Net income (loss)	223,254	(5,303,436)

Basic and Diluted Earnings (Loss) Per Share	$0.01	$(0.23)

 BALANCE SHEET DATA

	At December 31, 2010	At December 31, 2009

Working capital	$6,152,478	$4,487,800

Current assets	11,565,446	8,363,489

Total assets	12,159,991	9,179,778

Current liabilities	5,412,968	3,875,689

Total liabilities	6,345,923	3,875,689

Stockholders’ equity	5,814,068	5,304,089

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

Overview

We are a holding company that conducts all of our business operations through our direct wholly-owned subsidiary, Omnia BVI, established in August 2006, and Omnia BVI’s Chinese subsidiary, Oriental Fashion, established in September 2006. Oriental Fashion designs, develops, markets and distributes women’s apparel under the brand names of OMNIALO and OMNIALUO through its network of retail stores across China, which consisted of 108 stores as of December 31, 2009, and 114 stores as of December 31, 2010 in 29 provinces throughout China. Until our acquisition of Omnia BVI on October 9, 2007, our operations were very limited.

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

Customers

Our current target customers are “white-collar” “pink-collar” and “golden-collar” professional urban working females between the ages of 28 to 45.  The annual income of our targeted customers ranges from $3,700 to $45,000.

In China, professional women are generally divided into three categories, “white-collar”, “pink-collar” and “golden-collar”. Pink-collar workers usually work in high-paying industries such as finance, consulting, legal services, or assume senior positions in government agencies. White collar workers usually work in junior or middle positions in an office environment. This includes positions such as secretaries, administrators, operators, IT staff, accounting staff and junior saleswomen. Usually, there is no strict dress code for “white-collar” professionals in the office. “White-collar” professionals can wear “relaxed” business style apparel instead of business suits in their workplaces. In this sense, our fashionable business casual can be worn by “white-collar” females both in and out of the work environment. Currently, “golden-collar” generally refers to the class of professionals that hold executive positions in corporations or operate their own businesses. “Golden-collar” females usually like to wear luxury brands. Our brands will eventually target “golden-collar” females as well.

Prior to 2009, we targeted professional urban working females between the ages of 25 to 35.  Since 2009, we have started to expand our target demographic to 35 to 45 year-old females by offering premium and mature styles of apparel. Since 2007, our designs in the spring/summer wear collection have been gradually reflecting these styles. Tapping into the 35 to 45 year-old female market is also intended to develop a large group of loyal customers as well as increase revenues and profits.

Distribution Network and Methods

Our products are sold in the following types of stores: (i) Company-owned stores, which are owned exclusively by the Company, (ii) co-owned stores, which are owned jointly by the Company and a third party, and (iii) independent distributor stores, which are owned exclusively by third parties. All three types of stores carry the OMNIALUO brands exclusively. We refer to Company-owned stores and co-owned stores collectively as retail stores. All three types of stores are located throughout China. We also run special, limited-time outlet sales in major malls to sell excess inventories at the end of each season. We currently do not have franchisees or franchised stores. As of December 31, 2009 and December 31, 2010, we had a total of 108 and 114 stores, respectively, each consisting of 27 and 25 company-owned stores, respectively, 8 and 9 co-owned stores, respectively, and 73 and 80 independent distributor stores.

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

Results of Operations for the Years Ended December 31, 2009 and 2010

Sales

Sales revenue for the year ended December 31, 2010 was $8,486,153, compared with $9,349,878 (among which approximately $2.2 million was from selling the 2008 inventories) for the same-year period in 2009, representing a 9.24% decrease. We accumulated an unusually large amount of inventory as a result of our expansion in 2008 which we were not able to sell due to the economic recession.  As part of our aggressive inventory reduction effort, we offered deep discounted prices to sell the 2008 inventories which generated approximately $2.2 million and contributed to our 2009 sales. In 2010, we did not make frequent large-scale promotions because of the economic recovery in the entire domestic consuming market.

Cost of revenues for the year ended December 31, 2010 was $3,326,854, compared with $8,774,968 (among which approximately $2.91 million was for the cost of revenues from selling 2008 inventories for approximately $2.2 million which had a retail value of $5.11 million at a price lower than cost) for the same-year period in 2009, representing a 62.09% decrease. The higher cost of revenue in 2009 was also due to aggressive discounted sales of  2008 inventories, often, at discounted prices lower than the costs. While in 2010, the inventories are fairly in season and we  did not need to offer lower-than-cost prices.

Revenue from sales to distributors for the year ended December 31, 2010 was $5,236,057 (or 61.70% of total sales revenue), a decrease of $851,750 (or 13.99%) compared with $6,087,807 (or 65.11% of total sales revenue) for the year ended December 31, 2009. Revenue from retail sales for the year ended December 31, 2010, including sales from Company-owned and co-owned stores, was $3,250,096 (or 38.30% of total sales revenue), a decrease of $11,975 (or 0.37%) compared with $3,262,071 (or 34.89% of total sales revenue) for the year ended December 31, 2009. The decrease from sales to distributors was mainly because our 2009 sales included the $2.2 million sales of 2008 inventories in 2009.

As of December 31, 2010, inventories was $4,063,135, an increase of $1,638,534 (or 67.58%), compared with $2,424,601 as of December 31, 2009. In 2009, we made great efforts to sell 2008 inventories and caused our the inventory level to drop to a very low level. In 2010, our sales, cost of sales and inventories reached to a relatively normal level.

Our overall gross profit for the year ended December 31, 2010 was $5,159,299, compared with $574,910 for the year ended December 31, 2009, an increase of $4,584,389 (or 797.41%).  Our gross profit margin in 2010 was 60.80%, as compared to 6.15% in 2009.  After we reduced our 2008 historical inventories in 2009 at deep discounted prices, which significantly depressed our gross margin for fiscal year 2009, we believe we had reached a normal gross margin level at 60.80% for fiscal 2010.

General and administrative expenses, which include rental expenses for our headquarters, salary expenses for management and headquarter staff, and travel and entertainment expenses, were $2,193,127 for the year ended December 31, 2010, a decrease of $1,107,679 (or 33.56% ) compared with $3,300,806 in 2009. This decrease was mainly due to provision for doubtful debts and bad debts written off in 2009 after the provisioning policy was amended.

Selling and marketing expenses, which include all costs associated with sales, marketing and distribution functions, were $2,080,619 (24.52% of sales revenues) for the year ended December 31, 2010, a decrease of $713,407 (or 25.53%) compared with $2,794,026 (29.88% of sales revenues) for the year ended December 31, 2009.  In 2009, because of the closing of 100 non-performing stores in 2009, we were required to account some of the expense relating to rent, decoration expense as selling and marketing expenses, which resulted in a higher than usual selling and marketing expenses in 2009. We believe our selling and marketing expenses in 2010 was at a normal level relative to the level of our sales revenue.

Income from operations for the year ended December 31, 2010 was $607,418 compared to a loss of $5,794,023 in 2009. Net income for the year ended December 31, 2010 was $223,254 compared to a loss of $5,303,436 in 2009.  In 2009, we extended significant restructuring efforts in removing non-performing stores, adjusting our sales network and disposing historical inventories. As a result of these efforts, we believe our operations have been restored to a relatively healthy condition. We are hopeful that our continued efforts in improving and expanding our operations in 2011 will yield positive results.

Liquidity and Capital Resources

As of December 31, 2010, our net cash position was $1,629,530, compared with $869,495 as of December 31, 2009, an increase of $760,035. This increase was mainly attributed to an new bank loan in the amount of $2.73million that we borrowed in 2010.

As of December 31, 2010, our trade receivables were $1,511,102, an increase of $130,922 (or 9.49%). compared with trade receivables of $1,380,180 as of December 31, 2009.

Other receivables and deposits as of December 31, 2010 was $3,862,525, an increase of $540,111 (or 16.26%) compared with $3,322,414 as of December 31, 2009. The increase was mainly composed of trade deposits paid to suppliers and other receivables.

Net cash flows used by operating activities was negative $952,027 for the year ended December 31, 2010 and was positive $62,193 for the year ended December 31, 2009, an decrease of $1,014,220 (or -1631%). The increase of net cash flow used by operating activities was partially due to the increase of net inventories in 2010. We sold 2008 inventories with a retail value of approximately $5.11 million in 2009. As a result, only $2.42 million inventories remained as of December 31, 2009. In 2010, the inventory was up to our normal level when we increased raw material purchase with the gradual economic recovery in the Chinese consumer market.

The Company’s investing activities to date have consisted mainly of the purchase of property and equipment and short term investments. For the year ended December 31, 2010, the net use of cash in investing activities was $16,917 compared to $6,651 for the year ended December 31, 2009, an increase of $10,266 (or 154%).

Net cash flows provided by financing activities for the year ended December 31, 2010 was $1,697,556, compared with $440,020 of net cash flows used by financing activities for the year ended December 31, 2009, an increase of $2,137,576 (or 486%).  The increase was mainly due to a new bank loan in the amount of $2.73 million that we borrowed in 2010. We increased bank loan to ensure that we have adequate working capital to accommodate our growth.

We had a short-term secured bank loan of $ 986,050 as of December 31, 2010. This bank loan is denominated in Renminbi and repayable within 1 year. It carries interest at 0.531% per month and is guaranteed by (i) Ms. Zheng Luo, who does not receive any compensation for acting as guarantor; (ii) the Company’s bank deposit of $455,100 and (iii) bank deposits of three unrelated parties in the amount of $1,365,300.

Our restricted cash in the amount of $455,100 was also pledged to the bank to secure the bank loans of $2,958,150 granted to the aforementioned unrelated parties. The restricted cash will be released by the bank after the Company and the unrelated parties have fully repaid their borrowings.

We also had a long-term secured bank loan which is denominated in Renminbi and has a 2-year term. It carries interest at 0.495% per month and is guaranteed by (i) Ms. Zheng Luo, who does not receive any compensation for acting as guarantor; (ii) a third party, who received $19,072 from the Company for acting as guarantor and (iii) the property owned by Ms. Zheng Luo.

The long-term secured bank loan as of December 31, 2010 will be repayable in :-

Fiscal year ending on December 31,
2011	$280,645
2012	932,955

$1,213,600

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

Use of estimates. In preparing financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of trade and other receivables, inventories, deferred income taxes and share-based compensation, provision for warranty and the estimation on useful lives of property and equipment. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from these estimates.

Concentrations of credit risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash and trade receivables. As of December 31, 2010, the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC and Hong Kong, which management believes are of high credit quality. With respect to trade receivables, we extend credit based on our evaluation of the customer’s financial conditions.  We generally do not require collateral for trade receivables and maintain an allowance for doubtful accounts of trade receivables.

During the year ended December 31, 2010, there was a customer whose revenue represented approximately 12% of our total revenue. As of December 31, 2010, there were three suppliers whose trade deposits represented approximately 42%, 31% and 10% of the Company’s total trade deposits paid to suppliers. During the year ended December 31, 2009, there was a customer whose revenue represented approximately 24% of our total revenue. As of December 31, 2009, there were three suppliers whose trade deposits represented approximately 41%, 38% and 11% of the Company’s total trade deposits paid to suppliers

Allowance for doubtful accounts. We establish an allowance for doubtful accounts based on management’s assessment of the collectability of trade receivables. A considerable amount of judgment is required in assessing the amount of the allowance and we consider the historical level of credit losses and applies percentages to aged receivables categories. We make judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers is to deteriorate, resulting in their inability to make payments, a larger allowance may be required. Bad debts are written off when identified. We extend unsecured credit to customers ranging from 30 to 45 days in the normal course of business. We do not accrue interest on trade receivables.

Allowance for doubtful accounts amounting to $32,635 and $740,811 were charged to the consolidated statement of operations and comprehensive income (loss) during the years ended December 31, 2010 and 2009, respectively.

Revenue recognition. Revenue is recognized when it is probable that the economic benefits will flow to us and when the revenue can be measured reliably, on the following basis :

(i) revenue from sales of the Company’s products is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time of delivery and the sales price is fixed or determinable and collection is reasonably assured.

In respect of the revenue generated from the co-owned stores, we have reviewed FASB ASC 605 “Revenue Recognition” and considers itself to fulfill the following indicators for gross revenue reporting: (i) we are the primary obligator to the customer as we are responsible for fulfillment and customer remedies in the event of dissatisfaction; (ii) we retain inventory risk of the unsold inventories in the co-owned stores; and (iii) we have complete latitude to set the prices for the products and the net amount to be earned varies with that selling price. Accordingly, the Company is the principal of these transactions according to ASC 605 and reports the revenue from co-owned stores on a gross basis. The payments (or commission) paid to the partners of the co-owned stores are recorded as the Company’s expenses.

(ii) interest income is recognized on an accrual basis.

Property and Equipment. Property and equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.

Depreciation is provided on a straight-line basis over the assets’ estimated useful lives at the annual rate of 20%.
Maintenance or repairs are charged to expense as incurred. Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to the consolidated statement of operations and comprehensive income (loss).

Income Taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statement of operations and comprehensive income (loss) in the period that includes the enactment date.

United States: we are subject to the United States of America Tax law at tax rate of 34%. We have no assessable profit for the years ended December 31, 2010 and 2009.

We have not recognized a deferred tax liability for the undistributed earnings of its foreign subsidiary of approximately US$579,000 and US$80,000 as of December 31, 2010 and 2009, respectively, because we currently do not expect those unremitted earnings to reverse and become taxable to us in the foreseeable future. A deferred tax liability will be recognized when we no longer plan to permanently reinvest undistributed earnings. Calculation of related unrecognized deferred tax liability is not practicable.

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

By virtue of the New CIT Law and the above-mentioned tax reduction, Oriental Fashion was subject to EIT rate of 11% and 10% during the years ended December 31, 2010 and 2009, respectively.

No provision for EIT has been made for the year ended December 31, 2010 since Oriental Fashion had no assessable profit for the year. The income taxes for the year ended December 31, 2010 and 2009 in the consolidated statements of operations and comprehensive income (loss) represented the deferred tax recognized.

Comprehensive income. We have adopted ASC 220 “Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Components of comprehensive income include net income/loss and foreign currency translation adjustments.

Foreign currency translation. The functional currencies of us and our subsidiaries include United States dollars (“US$”) and RMB. We and our subsidiaries maintain our  financial statements in our respective functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income or loss for the respective periods.

For financial reporting purposes, the financial statements of the subsidiaries that are prepared using RMB have been translated into US$. Assets and liabilities are translated at the exchange rates at the balance sheet date and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income or loss but are included in foreign currency translation adjustments to accumulated other comprehensive income, a component of stockholders’ equity. The exchange rates in effect as of December 31, 2010 and 2009 were RMB1 for $0.1517 and $0.1467, respectively. The average exchange rates for the years ended December 31, 2010 and 2009 were RMB1 for $0.1476 and $0.1466, respectively. There was no significant fluctuation in the exchange rates for conversion of RMB to US$ after the balance sheet date.

Seasonality

Our business is generally seasonal, with the highest proportion of sales and operating income being generated in the fourth quarter of each year, lesser proportions being generated in the second and third quarter of each year, and the lowest proportion of sales and operating income being generated in the first quarter of each year. Our working capital requirements are likely to fluctuate during the year, increasing substantially during one or more quarters as a result of higher planned seasonal inventory levels and higher receivables. If we fall significantly short of our anticipated earnings in one or more quarters, it will significantly decrease the working capital available to us in the following quarters. Due to limitations on borrowing levels, a decrease in working capital may adversely affect our purchasing abilities which would have a material adverse effect on our revenues.

Off-Balance Sheet Arrangements

None

ITEM 8. FINANCIAL STATEMENTS

See the index to our financial statements and our financial statements following the Signature Page at the end of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Zheng Luo and Mr. David Wang, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management concluded that as of December 31, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective in providing reasonable assurance of achieving their objectives for the year ended December 31, 2010.

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

Under the supervision and with the participation of our management, including Ms. Zheng Luo, our chief executive officer, and Mr. David Wang, our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective, as of December 31, 2010.

Changes in Internal Controls over Financial Reporting.

During the fiscal year ended December 31, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Title
Zheng Luo	40	Chairwoman and Chief Executive Officer
David Wang	44	Acting Chief Financial Officer
Xiaoyin Luo	46	Director
Qing Huang	45	Director
Fei Luo	44	Director
Tianhong Yu	44	Director
Charles C. Mo	59	Director
Wenbin Fang	43	Director

Ms. Zheng Luo, Chairwoman and CEO

Ms. Zheng Luo is our founder, and has been our Chairwoman and chief executive officer since October 2007. She has been chief executive officer and chief designer of Oriental Fashion since January 2007. Before founding Oriental Fashion, Ms. Zheng Luo was chairwoman and chief executive officer of Oumeng (2003 - 2007) and chairwoman and chief executive officer of Green’s Apparel (1996 - 2003). Ms. Zheng Luo has been active in the fashion design and retail business for more than 10 years. She created the OMNIALUO brand in 1996. Ms. Zheng Luo is a renowned designer in the fashion industry who has won various prestigious honors nationally and internationally and received broad media coverage in China, Hong Kong, Paris and Italy. Ms. Zheng Luo earned a Bachelor of Arts degree in International Finance from Shenzhen University in 1991.

Mr. David Wang, Chief Financial Officer

Mr. David Wang has been our acting chief financial officer since September, 2008. Since July 2010, Mr. Wang has also been serving as Senior Vice President in a private equity investment firm under Haitong Securities Co., Ltd.. From December 2007 to November 2008, Mr. Wang was Vice President of Maxyee Group, an international company focused on real estate and pharmaceuticals. From August 2006 to November 2007, Mr. Wang was the chief financial officer of Sunway Global, Inc., a company engaged in the business of designing, manufacturing and selling logistic transport systems and medicine dispensing systems and equipment. Prior to that, Mr. Wang served as an accountant for Sinopec and prior to that worked as an investment banker for various investment banking firms. Mr. Wang received a Masters Degree and PhD degree in the field of Finance from Xiamen University in Fujian Province, China.

Ms. Xiaoyin Luo, Director

Ms. Luo Xiaoyin Luo was appointed as a director in January 2008. Ms. Luo serves as Director & General Manager of Hutchison Harbour Ring China, a subsidiary of Hutchison Whampoa Limited (HWL). Ms. Xiaoyin Luo has more than 14 years of service to HWL. Her main responsibilities are commercial property investment, development, operation, and management. Some of her projects include The Center, Westgate Mall, Harbour Ring Plaza and Huangpu Center in Shanghai, Metropolitan Plaza in Chongqing, and Pacific Plaza in Qingdao. Since Hutchison Harbor is the exclusive licensing agent of Warner Brothers Consumer Product Division (WBCP) in China, Ms. Xiaoyin Luo is in charge of the product license and retail license business development for Warner Bros. Studio Store Shanghai Flagship operation management, retail network and distribution channel construction, and sub-licensee development. In 2010, Ms. Xiaoyin Luo founded Shenzhen Oumeng Sound Investment Co., Ltd.focusing on investing in creative industry, apparel and accessories,electronic product design, software design, animation design,etc. Ms. Xiaoyin Luo holds a Bachelor of Economics degree from Shenzhen University and holds an EMBA from China Europe International Business School.

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

Mr. Charles Mo, Director

Mr. Charles Mo began serving as a director of our company in January 2008. Mr. Mo is a Certified Public Accountant with over twenty-five years of experience in public and corporate accounting and finance and has held his CPA license since 1980.  Since June 2005, Mr. Mo has served as the General Manager of Charles Mo & Co., a corporate consulting company, and focuses on general management duties. From October 1999 to May 2005, Mr. Mo served as Chief Operating Officer and Chief Financial Officer of Coca-Cola Shanghai, a beverage company, and was responsible for sales, finance, logistics, production, and general management. From December 1998 to September 1999, Mr. Mo served as Finance Director of Fisher Rosemount Shanghai. From August 1996 to November 1998, Mr. Mo served as Chief Financial Officer of Nike China, an athletic goods company, and was responsible for overseeing finance, human resources, and logistics. From January 1995 to August 1996, Mr. Mo served as Controller and Acting General Manager for Polaroid China, a camera and consumer electronics company. From August 1982 to December 1994, Mr. Mo served as Audit Manager and held various financial management positions for Wang Laboratories, a computer company. From 1978 to 1982, Mr. Mo served as an Accountant and Auditor for the accounting businesses of Ernst & Young and Thomas Allen, CPA.  Mr. Mo has served as an independent director of China Ritar Power Corp. (Nasdaq GM: CRTP), a manufacturer of lead-acid batteries in China, since August 2008, and OmniaLuo, Inc. (OTCBB:OLOU), a manufacturer and seller of women’s clothing in China, since January 2008.  Mr. Mo served as an independent director and chairman of the audit committee of Benda Pharmaceutical Inc (BPMA.OB) from September 14, 2007 to February 22, 2008. Mr. Mo resigned from the board of Benda Pharmaceutical on February 22, 2008. Mr. Mo has served as an independent director and chairman of the audit committee of NIVS IntelliMedia Technology Group since February, 2009.  Mr. Mo received a Bachelor of Arts degree in Business Administration in 1974 from HK Baptist College and an MBA in accounting in 1976 from California State University-Fullerton.  We believe that Mr. Mo’s long and varied career exhibit his qualifications to sit on our Board, including his more than 25 years of experience, expertise and background with respect to accounting matters, his experience as a CPA and chief financial officer of large corporations in China, and his understanding of U.S. GAAP and financial statements.

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

Board Practices

The board and our board committees did not hold any meetings in 2010.  In lieu of meetings, the board took one action by unanimous written consent, and the audit committee and compensation committee took three and zero action by unanimous written consent, respectively.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. These insiders are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file, including Forms 3, 4 and 5.

Commission rules require disclosure in our Annual Report on Form 10-K of the failure of an executive officer, director or 10% beneficial owner to file such forms on a timely basis. Based upon a review of the filings made on their behalf during 2010 and 2009, as well as an examination of the Commission's EDGAR system Form 3, 4, and 5 filings and the Company's records, the following describes exceptions to timely filings: Form 3 for David Wang, to report the appointment of him as our Chief Financial Officer (principal financial and accounting officer) on October 30, 2008; Form 5 for Xiaomei Liu to report her resignation as our Chief Financial Officer on October 30, 2008 and will no longer be subject to Section 16 reporting obligations; Form 5 for all directors and officers for fiscal years 2008 and 2009, and Form 4 for Ms. Zheng Luo for the grant of 456,800 shares of options on January 6, 2009 and 228,400 shares of option on January 20, 2009.

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

Compensation Committee Interlocks and Insider Participation

None of our executive officers has served as a member of our Compensation Committee, or other committee serving an equivalent function, of any other entity whose executive officers serve as our director or member of our Compensation Committee.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table –  2010 and 2009

The following table sets forth information concerning all compensation awarded to, earned by or paid to each person serving as a principal executive officer for services rendered in all capacities during fiscal years 2010 and 2009. No other executive officers received compensation in excess of $100,000 in either fiscal year.

Name and Principal position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)		Option Awards ($)		Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)
Zheng Luo, Chief Executive Officer	2010	36,364		$0		0
	2009	34,935		414,199	(2)	128,000	(3)

David Wang, Chief Financial Officer (4)	2010	15,758
	2009	68,600

(1) Calculated on the basis that $1 = RMB 7.7 in 2009 and $1 = RMB 6.6 in 2010

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

(3) Compensation recognized in connection with the options to purchase (i) 456,800 shares of our Common Stock on January 6th, 2009 and (ii) 228,400 shares of our Common Stock on January 20th, 2009, each at the exercise price of $0.6 per share.

(4) Mr. David Wang joined the Company in September 2008 and was appointed CFO in November 2008. Since July 2010, in additional to acting as our chief financial officer, Mr. Wang has also been serving asSenior Vice President in a private equity firm under Haitong Securities Co. Ltd., and his salary was reduced to $15,758 per year.

Employment Agreements

The terms of Ms. Zheng Luo’s contract provide for a two year employment term, from January 1, 2010 through December 31, 2011, with an annual salary of $36,364.  The Company renewed Ms. Zheng Luo’s contract in 2010 from January 1, 2010 through December 31, 2011.

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

Outstanding Equity Awards at Fiscal Year End

We adopted the 2008 Equity Incentive Plan(the” Plan”). The purposes of the Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants, and to promote the success of the Company’s business. Pursuant to the Plan, on January 6, 2009, we granted options to the Chief Executive Officer and certain qualified employees to purchase 735,200 and 137,040 shares of common stock with an exercise price of $0.60 and $1.25 per share respectively. Additionally, on January 20, 2009, we granted options to purchase 497,600 shares of common stock with an exercise price of $0.60 per share to a director and several of our employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of our common stock as of March 25, 2010.  (i) by each person who is known by us to beneficially own more than 5% of our common stock or who may otherwise be deemed to be “control persons” and affiliates of us; (ii) by each of our current officers and current and proposed directors; and (iii) by all of our current officers and current and proposed directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of Oriental Fashion, Room 101, Building E6, Huaqiaocheng, East Industrial Park, Nanshan District, Shenzhen, 518053, The People’s Republic of China.

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

4 The address for each of the individuals shown is c/o Oriental Fashion, Room 101, Building E6, Huaqiaocheng, East Industrial Park, Nanshan District, Shenzhen, 518053, The People’s Republic of China

5 Share amounts shown do not include shares held by the individual’s spouse, as to which the individual disclaims beneficial ownership.

6 Reflects the transfer by Ms. Zheng Luo, as part of the reverse acquisition, of 140,891 shares of common stock to JAIC-CROSBY Greater China Investment Fund Limited in October, 2007.

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

Securities Authorized for Issuance under Equity Compensation Plans

Set forth below is information with respect to our compensation plans as of December 31, 2010 under which our equity securities are authorized for issuance, aggregated as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plan approved by security holders (1)	1,369,840	0.665	3,630,160

Equity compensation plan not approved by equity compensation holders	N/A	N/A	N/A

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The following includes a summary of transactions since the beginning of fiscal 2010, or any currently proposed transaction, in which we were, or are, to be a participant and the amount involved exceeded or exceeds $120,000, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained, or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Bank loan

As of December 31, 2010, there was a short-term secured bank loan of $986,050 (originally denominated in RMB), which carried interest at 0.531% per month. The bank loan was (i) guaranteed by Ms. Zheng Luo, who did not receive any compensation for acting as guarantor; and (ii) our bank deposit of $455,100 and (iii) bank deposits of three unrelated parties in the amount of $1,365,300. Our restricted cash of $455,100 was also pledged to the bank to secure the bank loans of $2,958,150 granted to the aforementioned unrelated parties. The restricted cash will be released by the bank after the Company and the unrelated parties have fully repaid their borrowings.

There was also a long-term secured bank loan with a 2 year term. It carries interest at 0.495% per month and is guaranteed by (i) Ms. Zheng Luo, who did not receive any compensation for acting as guarantor; (ii) a third party, who received $19,072 from us for acting as guarantor and (iii) the property owned by Ms. Zheng Luo.

The long-term secured bank loan as of December 31, 2010 will be repayable in:

Fiscal year ending on December 31,
2011	$280,645
2012	$932,955
$1,213,600

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by PKF, Certified Public Accountants, Hong Kong, a member firm of  the PKF International Limited network of legally independent firms, or PKF, for the audit of our annual financial statements and review of the financial statements for the fiscal years ended December 31, 2010 and 2009 were $77,500 and $79,000, respectively.

Audit-Related Fees

The aggregate fees billed in each of the fiscal years ended December 31, 2010 and 2009 for assurance and related services  by PKF that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under the paragraph captioned “Audit Fees” above were $0 and $0, respectively.

Tax Fees

The aggregate fees billed in each of the fiscal years ended December 31, 2010 and 2009 for professional services rendered by PKF for tax compliance, tax advice, and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed in each of the fiscal years ended December 31, 2010 and 2009 for products and services provided by PKF, other than the services reported above under other captions of this Item 14  were $0 and $0, respectively.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit and non-audit service performed by our auditor for our consolidated financial statements as of and for the years ended December 31, 2010 and 2009, respectively.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATE SCHEDULES

(a) Financial Statements

The following financial statements, including notes thereto and the independent auditors' report with respect thereto, are filed as part of this Annual Report on Form 10-K:

(b) Exhibits

OmniaLuo, Inc.
Consolidated Financial Statements
For the year ended December 31, 2010

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of
OmniaLuo, Inc.

We have audited the accompanying consolidated balance sheets of OmniaLuo, Inc. (the “Company”) and its subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/PKF
Certified Public Accountants
Hong Kong, China
March 31, 2011

OmniaLuo, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Stated in US Dollars)

	Year ended December 31,
	2010	2009

Revenues - Note 3	$8,486,153	$9,349,878
Cost of revenues	(3,326,854)	(8,774,968)

Gross profit	5,159,299	574,910

Expenses
General and administrative expenses	2,193,127	3,300,806
Depreciation	278,135	274,101
Selling and marketing expenses	2,080,619	2,794,026

	4,551,881	6,368,933

Income (loss) from operations	607,418	(5,794,023)
Interest income	9,419	1,442
Other income	5,925	55,684
Government grant income - Note 3	132,840	146,610
Finance costs - Note 4	(206,162)	(79,723)

Income (loss) before income taxes	549,440	(5,670,010)
Income taxes - Note 5	(326,186)	366,574

Net income (loss)	$223,254	$(5,303,436)

Other comprehensive income (loss)
Foreign currency translation adjustments	203,979	(2,812)

Comprehensive income (loss)	$427,233	$(5,306,248)

Earnings (loss) per ordinary share - Note 6
- Basic and diluted	$0.01	$(0.23)

Weighted average number of shares outstanding
- Basic and diluted	22,840,000	22,840,000

See the accompanying notes to consolidated financial statements

OmniaLuo, Inc.
Consolidated Balance Sheets
(Stated in US Dollars)

	As of December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$1,629,530	$869,495
Trade receivables, net - Note 7	1,511,102	1,380,180
Inventories, net - Note 8	4,063,135	2,424,601
Other receivables and deposits - Note 9	3,862,525	3,322,414
Restricted cash	455,100	-
Deferred tax asset - Note 5	44,054	366,799

Total current assets	11,565,446	8,363,489
Property and equipment, net - Note 10	594,545	816,289

TOTAL ASSETS	$12,159,991	$9,179,778

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Short-term secured bank loan - Note 12	$986,050	$-
Current maturities of long-term secured bank loan - Note 13	280,645	-
Trade payables	1,387,804	521,581
Loan from a stockholder - Note 14	8,005	7,862
Other payables, deposits received and accrued expenses
- Note 15	2,750,464	3,346,246

Total current liabilities	5,412,968	3,875,689
Long-term secured bank loan - Note 13	932,955	-

TOTAL LIABILITIES	6,345,923	3,875,689

COMMITMENTS AND CONTINGENCIES - Note 16

STOCKHOLDERS’ EQUITY
Common stock: par value $0.01 per share
Authorized 40,000,000 shares; issued and outstanding
22,840,000 shares	228,400	228,400
Preferred stock: par value $0.01 per share
Authorized 10,000,000 shares; none issued and outstanding	-	-
Additional paid-in capital	9,280,977	9,198,231
Statutory reserve - Note 17	568,115	512,709
Accumulated other comprehensive income	1,034,998	831,019
Accumulated deficit	(5,298,422)	(5,466,270)

TOTAL STOCKHOLDERS’ EQUITY	5,814,068	5,304,089

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,159,991	$9,179,778

See the accompanying notes to consolidated financial statements

OmniaLuo, Inc.
Consolidated Statements of Stockholders’ Equity
(Stated in US Dollars)

					Accumulated
	Common stock		Additional		other
	Number		paid-in	Statutory	comprehensive	Accumulated
	of shares	Amount	capital	reserve	income	deficit	Total

Balance, January 1, 2009	22,840,000	$228,400	$8,893,589	$512,709	$833,831	$(162,834)	$10,305,695
Net loss	-	-	-	-	-	(5,303,436)	(5,303,436)
Share-based compensation
for stock option plan	-	-	304,642	-	-	-	304,642
Foreign currency translation
adjustments	-	-	-	-	(2,812)	-	(2,812)

Balance, December 31, 2009	22,840,000	228,400	9,198,231	512,709	831,019	(5,466,270)	5,304,089
Net income	-	-	-	-	-	223,254	223,254
Share-based compensation
for stock option plan	-	-	82,746	-	-	-	82,746
Foreign currency translation
adjustments	-	-	-	-	203,979	-	203,979
Appropriation to statutory
reserve	-	-	-	55,406	-	(55,406)	-

Balance, December 31, 2010	22,840,000	$228,400	$9,280,977	$568,115	$1,034,998	$(5,298,422)	$5,814,068

 See the accompanying notes to consolidated financial statements

OmniaLuo, Inc.
Consolidated Statements of Cash Flows
(Stated in US Dollars)

	Year ended December 31,
	2010	2009
Cash flows from operating activities
Net income (loss)	$223,254	$(5,303,436)
Adjustment to reconcile net income (loss) to net cash (used in)
provided by operating activities:
Depreciation	278,135	274,101
Allowance for doubtful accounts	47,371	805,319
(Recovery of) allowance for obsolete inventories	(96,903)	454,052
Bad debts written off	-	392,834
Income taxes	326,186	(366,574)
Loss on disposal of property and equipment	375	386
Share-based compensation	82,746	304,642
Investment income	(2,291)	-
Changes in operating assets and liabilities:
Trade receivables	(114,250)	(314,572)
Inventories	(1,416,942)	3,579,491
Other receivables and deposits	(430,072)	897,707
Trade payables	825,515	(212,365)
Other payables, deposits received and accrued expenses	(675,151)	(449,392)

Net cash flows (used in) provided by operating activities	(952,027)	62,193

Cash flows from investing activities
Acquisition of short term investments	(1,621,671)	-
Proceeds from disposal of short term investments	1,633,853	-
Deposit for potential acquisition	(293,410)	-
Repayment of deposit for potential acquisition	300,000	-
Acquisition of property and equipment	(35,746)	(6,974)
Proceeds from disposal of property and equipment	57	323

Net cash flows used in investing activities	(16,917)	(6,651)

Cash flows from financing activities
Proceeds from bank loans	3,489,100	-
Repayment of bank loans	(1,348,900)	(439,830)
Loan from (repayment of loan to) stockholders	156	(190)
Increase in restricted cash	(442,800)	-

Net cash flows provided by (used in) financing activities	1,697,556	(440,020)

Effect of foreign currency translation on cash and cash equivalents	31,423	(24)

Net increase (decrease) in cash and cash equivalents	760,035	(384,502)
Cash and cash equivalents - beginning of year	869,495	1,253,997

Cash and cash equivalents - end of year	$1,629,530	$869,495

Supplemental disclosure for cash flow information
Cash paid for :-
Interest	$109,242	$24,395
Income taxes	$-	$-

 See the accompanying notes to consolidated financial statements

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

 Concurrent with the consummation of the RTO, the Company issued 4,920,000 shares of its common stock and five-year warrants to purchase an aggregate of 4,920,000 shares of the Company’s common stock at $1.5625 per share for an aggregate purchase price of $6.15 million, to a total of 38 investors in a private placement (the “2007 Private Placement”).  In connection with this private placement, the Company issued five-year warrants to purchase 492,000 shares of the Company’s common stock at $1.5625 per share to Keating Securities, LLC (“Keating Securities”), as a financial advisory fee in partial consideration of their services in connection with the private placement.  Prior to the consummation of the RTO and the 2007 Private Placement, the Company was deemed to have been an affiliate of Keating Securities by reason of the ownership of shares of the Company’s common stock by principals and executives of Keating Securities.  The warrants issued to the investors and Keating Securities have been classified in equity and were outstanding as of December 31, 2010 and 2009.

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

OmniaLuo, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

1.           Corporate information (Cont’d)

By agreements dated as of October 9, 2007: (i) among Omnia BVI, the Lead Investor, Ms. Zheng Luo (the principal stockholder and chief executive officer of the Company) and another of the Company’s stockholders, and (ii) among Omnia BVI, Ms. Zheng Luo and each of the other holders of BVI Preferred Shares and Warrants, effective upon the closing of the RTO, each BVI Preferred Shares was converted into a specified number of ordinary shares of Omnia BVI, with each such ordinary share of Omnia BVI then being exchanged for 319.8294 shares of the Company’s common stock and each BVI Warrant was exchanged for warrants to purchase the Company’s common stock, exercisable at any time during a two-year period commencing on December 17, 2007, at a per share price of $1.25.  292,752 warrants were issued in exchange for the BVI Warrants and had already expired.

The Company’s common stock issuable under the aforementioned agreements were included in the 16,800,000 shares of the Company’s common stock issued in relation to the aforementioned RTO.

2.           Description of business

Following the RTO, the Company commenced to be engaged in the design, marketing, distribution and sales of women’s apparel under the brand names of “OMNIALUO” and “OMNIALO” (collectively referred to herein as the “OMNIALUO Brands”) through a network of over 114 retail stores across the PRC.  The Company offers a complete line of business casual women’s wear, including bottoms, tops and outerwear, as well as accessories.

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

 Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash and trade receivables.  As of December 31, 2010, the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC and Hong Kong, which management believes are of high credit quality.  With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition.  The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

During the year ended December 31, 2010, there was a customer whose revenue represented approximately 12% of the Company’s total revenue. As of December 31, 2010, there were three suppliers whose trade deposits represented approximately 42%, 31% and 10% of the Company’s total trade deposits paid to suppliers.

During the year ended December 31, 2009, there was a customer whose revenue represented approximately 24% of the Company’s total revenue. As of December 31, 2009, there were three suppliers whose trade deposits represented approximately 41%, 38% and 11% of the Company’s total trade deposits paid to suppliers.

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less.  As of December 31, 2010, approximately 99% of the cash and cash equivalents were denominated in Renminbi (“RMB”), which were not freely convertible into foreign currencies and the remittance of these funds out of the PRC was subject to exchange control restrictions imposed by the PRC government.  The remaining balances of cash and cash equivalents were denominated in United States dollars and Hong Kong dollars.

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

Allowance for doubtful accounts amounting to $32,635 and $740,811 were charged to the consolidated statement of operations and comprehensive income (loss) during the years ended December 31, 2010 and 2009, respectively.

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

(Recovery of) allowance for obsolete inventories of $(96,903) and $454,052 were (credited) charged to the consolidated statement of operations and comprehensive income (loss) during the years ended December 31, 2010 and 2009, respectively.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation.  Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.

Depreciation is provided on a straight-line basis over the assets’ estimated useful lives at the annual rate of 20%.

Maintenance or repairs are charged to expense as incurred.  Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to the consolidated statement of operations and comprehensive income (loss).

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

Advertising expenses amounting to $11,752 and $63,583 for the years ended December 31, 2010 and 2009, respectively, were included in selling and marketing expenses.

Transportation expenses amounting to $37,321 and $63,117 for the years ended December 31, 2010 and 2009, respectively, were included in selling and marketing expenses.

Leases

Leases are classified as finance leases whenever the terms of the leases transfer substantially all the risks and rewards of ownership to the lessee.  All other leases are classified as operating leases.

 Rentals payable under operating leases are charged to the consolidated statement of operations and comprehensive income (loss) on a straight-line basis over the terms of the relevant leases.

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

Shares-based compensation

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

Income taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statement of operations and comprehensive income (loss) in the period that includes the enactment date.

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements.

Government grant income

Government grant income consisted of receipt of funds to subsidize the investment cost of information technology system development and market development in China.  No present or future obligation arises from the receipt of such amount.

OmniaLuo, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.           Summary of significant accounting policies (Cont’d)

Comprehensive income

The Company has adopted ASC 220 “Comprehensive Income” which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  Components of comprehensive income include net income/loss and foreign currency translation adjustments.

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

 For financial reporting purposes, the financial statements of the subsidiaries that are prepared using RMB have been translated into US$.  Assets and liabilities are translated at the exchange rates at the balance sheet date and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates.  Any translation adjustments resulting are not included in determining net income or loss but are included in foreign currency translation adjustments to accumulated other comprehensive income, a component of stockholders’ equity.  The exchange rates in effect as of December 31, 2010 and 2009 were RMB1 for $0.1517 and $0.1467 respectively. The average exchange rates for the years ended December 31, 2010 and 2009 were RMB1 for $0.1476 and $0.1466 respectively. There was no significant fluctuation in the exchange rates for conversion of RMB to US$ after the balance sheet date.

 Basic and diluted earnings (loss) per share

Basic earnings (loss) per share is computed using the weighted average number of shares outstanding during the periods presented.  The weighted average number of shares of the Company represents the average number of common stock outstanding during the reporting periods.

Diluted earnings (loss) per share are computed using the sum of weighted average number of shares outstanding and dilutive potential shares outstanding during the periods presented.  During the year ended December 31, 2010 and 2009, there were no dilutive potential shares.

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

OmniaLuo, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

3.           Summary of significant accounting policies (Cont’d)

Fair value of financial instruments (cont’d)

	As of December 31, 2010		As of December 31, 2009
	Carrying		Carrying
	amount	Fair value	amount	Fair value

Long-term secured bank loan	$1,213,600	$1,206,614	$-	$-

The fair value of bank loan is calculated using the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Recently issued accounting pronouncements

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

4.           Finance costs

	Year ended December 31,
	2010	2009

Interest expenses	$109,242	$24,395
Bank charges and net exchange loss	96,920	55,328

	$206,162	$79,723

5.           Income taxes

United States

The Company is subject to the United States of America Tax law at tax rate of 34%.  It has no assessable profit for the years ended December 31, 2010 and 2009.

The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign subsidiary of approximately US$579,000 and US$80,000 as of December 31, 2010 and 2009, respectively, because the Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company no longer plans to permanently reinvest undistributed earnings. Calculation of related unrecognized deferred tax liability is not practicable.

BVI

Omnia BVI was incorporated in the BVI and, under the current laws of the BVI, is not subject to income tax.

OmniaLuo, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

5.           Income taxes (Cont’d)

PRC

Oriental Fashion is subject to the PRC Enterprise Income Tax (“EIT”).  As Oriental Fashion was a wholly-foreign owned enterprise engaged in manufacture industry which was duly approved by the PRC tax authority, it was entitled to two years’ exemption, from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by 50% tax reduction for the immediate next three calendar years.  This tax holiday commenced in the fiscal calendar year 2007.

On March 16, 2007, the National People’s Congress of the PRC determined to adopt the New corporate income tax law (the “New CIT Law”).  The New CIT Law unifies the application scope, tax rates, tax deduction and preferential policy for both domestic enterprises (“DE”) and foreign investment enterprises (“FIE”).  The applicable tax rate of DE and FIE will be 25% after their preferential tax holidays and the transition period have ended.  During the transition period, tax rates for the subject entities are 20%, 22% and 24% for the calendar years 2009, 2010 and 2011, respectively, before the application of applicable tax holidays or other tax preferences.

By virtue of the New CIT Law and the above-mentioned tax reduction, Oriental Fashion was subject to EIT rate of 11% and 10% for the years ended December 31, 2010 and 2009, respectively.

No provision for EIT has been made for the year ended December 31, 2010 since Oriental Fashion had no assessable profit for the year. The income taxes for the years ended December 31, 2010 and 2009 in the consolidated statements of operations and comprehensive income (loss) represented the deferred tax recognized.

The effective income tax differs from the PRC EIT tax rate of 11% and 10% for the years ended December 31, 2010 and 2009, respectively, as follows:

	Year ended December 31,
	2010	2009

Provision (Benefit) for income taxes at 11% (2009 : 10%)	$60,438	$(567,001)
Non-taxable items for tax	(10,659)	-
Non-deductible items for tax	55,015	200,427
Deferred tax due to the tax rate change	(36,905)	-
Reversal of deferred tax assets previously recognized	258,297	-

Income taxes	$326,186	$(366,574)

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.  The management evaluated the Company’s tax positions and considered that no provision for uncertainty in income taxes was necessary as of December 31, 2010.

OmniaLuo, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

5.           Income taxes (Cont’d)

Deferred tax assets as of December 31, 2010 and 2009 are composed of the following :-

	Year ended December 31,
	2010	2009
PRC
Net operating loss carried forward	$23,532	$366,799
Others	20,522	-

	$44,054	$366,799

The deferred tax asset of net operating loss carried forward reflects the benefit of $208,150 and $3,665,741 in loss carryforwards for the year ended December 31, 2010 and 2009, respectively, which expire through to 2014. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

6.           Earnings (loss) per share - basic and diluted

The basic earnings per share is calculated using the net income (loss) and the weighted average number of shares outstanding during the reporting periods.  All share and per share data reflects the recapitalization as if it occurred as of the beginning of the first period presented.

5,412,000 warrants issued to investors and Keating Securities, and options to purchase 1,369,840 shares of the Company’s common stock granted to the Company’s director and employees outstanding as of December 31, 2010 and 2009 have not been included in the computation of diluted earnings (loss) per share for the year then December 31, 2010 and 2009 respectively because to do so would have an anti-dilutive effect. Accordingly, the basic and diluted loss per share for the years ended December 31, 2010 and 2009 are the same.

 7.           Trade receivables

	Year ended December 31,
	2010	2009

Trade receivables	$2,324,642	$2,134,470
Allowance for doubtful accounts	(813,540)	(754,290)

	$1,511,102	$1,380,180

An analysis of the allowance for doubtful accounts for the years ended December 31, 2010 and 2009 is as follows:

	Year ended December 31,
	2010	2009

Balance at beginning of year	$754,290	$13,023
Addition of bad debt expense, net	32,635	740,811
Translation adjustments	26,615	456

Balance at end of year	$813,540	$754,290

OmniaLuo, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

8.           Inventories

	Year ended December 31,
	2010	2009

Raw materials	$570,487	$150,274
Work in progress	502,620	185,440
Finished goods	3,380,858	2,563,147

	4,453,965	2,898,861
Allowance for obsolete inventories	(390,830)	(474,260)

	$4,063,135	$2,424,601

(Recovery of) allowance for obsolete inventories of $(96,903) and $454,052 were recognized for the years ended December 31, 2010 and 2009, respectively, and were included in cost of revenues.

9.           Other receivables and deposits

	As of December 31,
	2010	2009

Other receivables, rental, utilities and other deposits	$448,561	$334,820
Allowance for doubtful accounts	(81,893)	(64,548)

	366,668	270,272
Trade deposits to suppliers	3,495,857	3,052,142

	$3,862,525	$3,322,414

An analysis of the allowance for doubtful accounts for the years ended December 31, 2010 and 2009 is as follows:

	Year ended December 31,
	2010	2009

Balance at beginning of year	$64,548	$-
Addition of bad debt expense, net	14,736	64,508
Translation adjustments	2,609	40

Balance at end of year	$81,893	$64,548

10.           Property and equipment, net

	As of December 31,
	2010	2009

Office equipment and computers	$939,901	$875,523
Machinery	17,207	15,466
Leasehold improvements	560,958	542,469
Motor vehicles	19,190	18,558

	1,537,256	1,452,016
Accumulated depreciation	(942,711)	(635,727)

Property and equipment, net	$594,545	$816,289

OmniaLuo, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

10.           Property and equipment, net (Cont’d)

Depreciation for the years ended December 31, 2010 and 2009 was $278,135 and $274,101, respectively.

During the years ended December 31, 2010 and 2009, property and equipment with net book value of $432 and $709 were disposed of at considerations of $57 and $323, respectively, resulting in a loss of $375 and $386 respectively.

11.           Trademarks

Oriental Fashion currently owns four trademarks, namely “Omnialuo”, “Omnialo”, “歐柏蘭羅” and “歐柏蘭奴” which were registered in the PRC. These trademarks were transferred to the subsidiary from a major stockholder of the Company for nil consideration during 2006.

12.           Short-term secured bank loan

The bank loan is denominated in Renminbi and repayable within 1 year. It carries interest at 0.531% per month and is guaranteed by (i) Ms. Zheng Luo, who does not receive any compensation for acting as guarantor; (ii) the Company’s bank deposit of $455,100 and (iii) bank deposits of three unrelated parties in the amount of $1,365,300.

The Company’s restricted cash of $455,100 was also pledged to the bank to secure the bank loans of $2,958,150 granted to the aforementioned unrelated parties. The restricted cash will be released by the bank after the Company and the unrelated parties have fully repaid their borrowings.

13.           Long-term secured bank loan

The bank loan is denominated in Renminbi and has a 2-year term.  It carries interest at 0.495% per month and is guaranteed by (i) Ms. Zheng Luo, who does not receive any compensation for acting as guarantor; (ii) a third party, who received $19,072 from the Company for acting as guarantor and (iii) the property owned by Ms. Zheng Luo.

The long-term secured bank loan as of December 31, 2010 will be repayable in :-

Fiscal year ending December 31, 2011	$280,645
Fiscal year ending December 31, 2012	932,955

$1,213,600

14.           Loan from a stockholder

A stockholder extended a loan to the Company in 2006, which is interest-free, unsecured and repayable on demand.  The stockholder advanced $156 to the Company during the year ended December 31, 2010.

OmniaLuo, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

15.           Other payables, deposits received and accrued expenses

	As of December 31,
	2010	2009
Other payables and accruals	$613,255	$611,266
Amounts due to partners of co-owned stores	287,921	302,599
Receipt in advance from customers	714,066	1,408,284
Deposits received	368,811	468,657
Business tax and value-added taxes payables	766,411	555,440

	$2,750,464	$3,346,246

16.           Commitments and contingencies

Operating lease arrangements

The Company leases office premises and showrooms under various non-cancelable operating lease agreements that expire at various dates through years 2011 to 2012.  The minimum future commitments payable under these agreements as of December 31, 2010 was $257,997 which fall due in :-

Year ending December 31, 2011	$241,642
Year ending December 31, 2012	16,355

$257,997

Rental expenses under operating leases were $492,071 and $452,256 for the years ended December 31, 2010 and 2009, respectively.

Contingencies

In accordance with the PRC tax regulations, the Company’s sales are subject to value added tax (“VAT”) at 17% upon the issuance of VAT invoices to its customers.  When preparing these financial statements, the Company recognized revenue when goods were delivered, and made full tax provision in accordance with relevant national and local laws and regulations of the PRC.

The Company follows the practice of reporting its revenue for PRC tax purposes when invoices are issued.  In the local statutory financial statements prepared under the PRC GAAP, the Company recognized revenue on an “invoice basis” instead of when goods are delivered. Accordingly, despite the fact that the Company has made full tax provision in these consolidated financial statements, the Company may be subject to a penalty for the deferred reporting of tax obligations.  The exact amount of penalty cannot be estimated with any reasonable degree of certainty.  The management considers it is very unlikely that the tax penalty will be imposed.

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

OmniaLuo, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

18.           Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contribution to a defined contribution retirement scheme organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees. The only obligation of the Company with respect to retirement scheme is to make the required contributions under the plan.  No forfeited contribution is available to reduce the contribution payable in future years.  The defined contribution plan contributions were charged to the consolidated statement of operations.  The Company contributed $80,441 and $34,105 for the years ended December 31, 2010 and 2009, respectively.

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

A summary of share option plan activity for the year ended December 31, 2010 is presented below :-

		Average
		exercise	Remaining	Aggregate
	Number of	price	contractual	intrinsic
	shares	per share	term	value

Outstanding as of January 1, 2010	1,369,840	$0.67
Granted	-	-
Exercised/Forfeited/Cancelled	-	-

Outstanding as of December 31, 2010	1,369,840	$0.67	8 years	$-	#

Exercisable as of December 31, 2010	1,369,840	$0.67	8 years	$-	#

OmniaLuo, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

19.           Stock option plan (Cont’d)

#          Aggregate intrinsic value represents the value of the Company’s closing stock price on December 31, 2010 of $0.10 in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on January 6, 2009 and January 20, 2009 was $0.27 and $0.32 per share respectively. The Company recorded non-cash share-based compensation expense of $82,746 and $304,642 for the years ended December 31, 2010 and 2009, respectively in respect of share options granted on January 6, 2009 and January 20, 2009, which was allocated to general and administrative expenses.

The fair value of the above option awards granted on January 6, 2009 and January 20, 2009 was estimated on the date of grant using the Black-Scholes Option Valuation Model that used the following assumptions.

Expected volatility	119.66%
Expected dividends	Nil
Expected life	1.5 years - 2 years
Risk-free interest rate	1%

20.           Related party transactions

Apart from the transactions and information as disclosed in notes 12, 13 and 14 to the consolidated financial statements and below, the Company did not have other material transactions with its related parties during the reporting periods.

	Year ended December 31,
	2010	2009

Rent paid to director, Luo Zheng	$97,416	$-

The rent was determined by the Company and Ms. Luo with reference to market rent of similar property.

21.           Segment information

The Company uses the “management approach” in determining reportable operating segments.  The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments.  Management, including the chief operating decision maker, reviews the operating results of retail sales (including Company-owned and co-owned stores) and sales to distributors and as such, the Company has determined that it has two operating segments as defined by ASC Topic 280 “Segment Reporting”

OmniaLuo, Inc.
Notes to Consolidated Financial Statements
(Stated in US Dollars)

21.           Segment information (Cont’d)

	Retail sales		Sales to distributors		Total
	2010	2009	2010	2009	2010	2009
Revenue from external customers	$3,250,096	$3,262,071	$5,236,057	$6,087,807	$8,486,153	$9,349,878
Gross profit (loss)	1,640,209	1,464,067	3,519,090	(889,157)	5,159,299	574,910
Interest income	3,607	501	5,812	934	9,419	1,435
Interest expenses	41,838	8,511	67,404	15,884	109,242	24,395
Depreciation	114,114	103,588	164,021	170,513	278,135	274,101
Segment profit (loss)	(851,762)	(1,714,866)	1,732,011	(3,232,114)	880,249	(4,946,980)
Segment assets	4,651,091	3,143,266	7,493,125	5,866,088	12,144,216	9,009,354
Expenditure for
segment assets	$13,690	$2,433	$22,056	$4,541	$35,746	$6,974

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information:

	Year ended December 31,
	2010	2009

Total consolidated revenues	$8,486,153	$9,349,878

Total profit (loss) for reportable segments	$880,249	(4,946,980)
Unallocated amounts relating to operations:
Interest income	-	7
General and administrative expenses	(248,063)	(418,395)
Share-based compensation	(82,746)	(304,642)

Income (loss) before income taxes	$549,440	$(5,670,010)

	As of December 31,
	2010	2009
Assets
Total assets for reportable segments	$12,144,216	$9,009,354
Cash and cash equivalents	15,775	170,424

	$12,159,991	$9,179,778

All of the Company’s long-lived assets and customers are located in the PRC.  Accordingly, no geographic information is presented.

22.         Subsequent events

The Company has evaluated all events or transactions that occurred through the date the consolidated financial statements were issued, and has determined that there were no material recognizable nor subsequent events or transactions which would require recognition or disclosure in the consolidated financial statements.

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

OMNIALUO, INC.

Dated: March 31, 2011	By:	/s/ Zheng Luo
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

Signature	Title

/s/ Zheng Luo		March 31, 2011
Zheng Luo	Chairwoman

/s/ David Wang	Chief Financial Officer (Principal	March 31, 2011
David Wang	Financial and Accounting Officer)

/s/ Wenbin Fang	Director	March 31, 2011
Wenbin Fang

/s/ Qing Huang	Director	March 31, 2011
Qing Huang

/s/ Fei Luo	Director	March 31, 2011
Fei Luo

/s/ Xiaoyin Luo	Director	March 31, 2011
Xiaoyin Luo

/s/ Charles C. Mo	Director	March 31, 2011
Charles C. Mo

/s/ Tianhong Yu	Director	March 31, 2011
Tianhong Yu