Form 10-Q
period 2011-03-31
OmniaLuo, Inc.
filed 2011-05-16
CIK 1161550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer☐	Accelerated filer☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, as of May 16, 2011, was 22,840,000.

OMNIALUO, INC.

INDEX

OMNIALUO, INC.

FORWARD-LOOKING STATEMENTS

The discussions of the business and activities of OmniaLuo, Inc. (together with its direct and indirect subsidiaries, “we,” “us,” “our” or “the Company”) set forth in this Form 10-Q and in other past and future reports and announcements by the Company may contain forward-looking statements and assumptions regarding future activities and results of operations of the Company.  You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties. Forward-looking statements include statements regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words "may," "will," "should," "anticipate," "estimate," "plans," “potential," "projects," "continuing," "ongoing," "expects," "management believes," "we believe," "we intend" or the negative of these words or other variations on these words or comparable terminology. These statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations” as well as in this Form 10-Q generally. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

Any or all of our forward-looking statements in this report may turn out to be inaccurate. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in the most recent Form 10-K filed by the Company. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

We undertake no obligation to update forward-looking statements to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
OmniaLuo, Inc.

Condensed Consolidated Financial Statements
For the three months ended March 31, 2011 and 2010
(Stated in US dollars)

OmniaLuo, Inc.
Condensed Consolidated Financial Statements
For the three months ended March 31, 2011 and 2010
Index to Condensed Consolidated Financial Statements

Pages

Condensed Consolidated Statements of Income and Comprehensive Income	6

Condensed Consolidated Balance Sheets	7

Condensed Consolidated Statements of Cash Flows	8

Notes to Condensed Consolidated Financial Statements	9 - 21

OmniaLuo, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
For the three months ended March 31, 2011 and 2010
(Stated in US Dollars)

	Three months ended March 31, (Unaudited)
	2011	2010

Revenues	$2,314,471	$1,895,214
Cost of revenues	(854,659)	(799,407)

Gross profit	1,459,812	1,095,807

Expenses
General and administrative expenses	544,696	434,445
Depreciation	72,459	72,755
Selling and marketing expenses	567,340	440,595

	1,184,495	947,795

Income from operations	275,317	148,012
Interest income	13,442	846
Other income	10,721	3,359
Finance costs	(9,964)	(54,148)

Income before income taxes	289,516	98,069
Income taxes - Note 4	(35,974)	(20,473)

Net income	$253,542	$77,596

Other comprehensive income
Foreign currency translation adjustments	41,068	55

Comprehensive income	$294,610	$77,651

Earnings per ordinary share - Note 5
- Basic and diluted	$0.01	$0.00

Weighted average number of shares outstanding
- Basic and diluted	22,840,000	22,840,000

See the accompanying notes to condensed consolidated financial statements.

OmniaLuo, Inc.
Condensed Consolidated Balance Sheets
As of March 31, 2011 and December 31, 2010
(Stated in US Dollars)

	As of	As of
	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets
Short-term investments - Note 3	$458,010	$-
Cash and cash equivalents	377,944	1,629,530
Trade receivables, net - Note 6	2,050,125	1,511,102
Inventories, net - Note 7	3,758,099	4,063,135
Other receivables and deposits - Note 8	4,304,068	3,862,525
Restricted cash	-	455,100
Deferred tax asset	28,155	44,054

Total current assets	10,976,401	11,565,446
Property and equipment, net - Note 9	544,356	594,545

TOTAL ASSETS	$11,520,757	$12,159,991

LIABILITIES
Current liabilities
Short-term secured bank loan - Note 11	$-	$986,050
Current maturities of long-term secured bank loan - Note 12	366,408	280,645
Trade payables	1,425,890	1,387,804
Loan from a stockholder - Note 13	8,002	8,005
Other payables, deposits received and accrued expenses - Note 14	2,767,453	2,750,464
Income tax payable	19,908	-

Total current liabilities	4,587,661	5,412,968
Long-term secured bank loan - Note 12	824,418	932,955

TOTAL LIABILITIES	5,412,079	6,345,923

COMMITMENTS AND CONTINGENCIES - Note 16

STOCKHOLDERS’ EQUITY
Common stock: par value $0.01 per share
Authorized 40,000,000 shares; issued and outstanding 22,840,000 shares	228,400	228,400
Preferred stock: par value $0.01 per share
Authorized 10,000,000 shares; none issued and outstanding	-	-
Additional paid-in capital	9,280,977	9,280,977
Statutory reserve	568,115	568,115
Accumulated other comprehensive income	1,076,066	1,034,998
Accumulated deficit	(5,044,880)	(5,298,422)

TOTAL STOCKHOLDERS’ EQUITY	6,108,678	5,814,068

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,520,757	$12,159,991

See the accompanying notes to condensed consolidated financial statements.

OmniaLuo, Inc.
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2011 and 2010
(Stated in US Dollars)

	Three months ended March 31, (Unaudited)
	2011	2010
Cash flows from operating activities
Net income	$253,542	$77,596
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	72,459	72,755
Income taxes	16,130	20,473
Loss on disposal of property and equipment	-	373
Share-based compensation	-	23,757
Changes in operating assets and liabilities:
Trade receivables	(527,661)	102,184
Inventories	329,954	(160,226)
Other receivables and deposits	(415,507)	77,363
Trade payables	29,118	256,876
Other payables, deposits received and accrued expenses	2,539	(819,964)
Income tax payable	19,844	-

Net cash flows used in operating activities	(219,582)	(348,813)

Cash flows from investing activities
Acquisition of property and equipment	(18,642)	(10,356)
Acquisition of short term investments	(456,540)	-
Proceeds from disposal of property and equipment	-	56

Net cash flows used in investing activities	(475,182)	(10,300)

Cash flows from financing activities
(Repayment of) proceeds from bank loans	(1,019,606)	1,415,173
Decrease (increase) in restricted cash	456,540	(439,950)
Loan from a stockholder	-	172

Net cash flows (used in) provided by financing activities	(563,066)	975,395

Effect of foreign currency translation on cash and cash equivalents	6,244	243

Net (decrease) increase in cash and cash equivalents	(1,251,586)	616,525

Cash and cash equivalents - beginning of period	1,629,530	869,495

Cash and cash equivalents - end of period	$377,944	$1,486,020

Supplemental disclosure for cash flow information
Interest paid	$28,734	$13,238
Income taxes paid	$-	$-

See the accompanying notes to condensed consolidated financial statements.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2011 and 2010 (Unaudited)
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

Concurrent with the consummation of the RTO, the Company issued 4,920,000 shares of its common stock and five-year warrants to purchase an aggregate of 4,920,000 shares of the Company’s common stock at $1.5625 per share for an aggregate purchase price of $6.15 million, to a total of 38 investors in a private placement (the “2007 Private Placement”).  In connection with this private placement, the Company issued five-year warrants to purchase 492,000 shares of the Company’s common stock at $1.5625 per share to Keating Securities, LLC (“Keating Securities”), as a financial advisory fee in partial consideration of their services in connection with the private placement.  Prior to the consummation of the RTO and the 2007 Private Placement, the Company was deemed to have been an affiliate of Keating Securities by reason of the ownership of shares of the Company’s common stock by principals and executives of Keating Securities.  The warrants issued to the investors and Keating Securities have been classified in equity and were outstanding as of March 31, 2011.

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
For the three months ended March 31, 2011 and 2010 (Unaudited)
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

2.           Description of business

Following the RTO, the Company commenced to be engaged in the design, marketing, distribution and sales of women’s apparel under the brand names of “OMNIALUO” and “OMNIALO” (collectively referred to herein as the “OMNIALUO Brands”) through a network of over 115 retail stores across the PRC as of March 31, 2011.  The Company offers a complete line of business casual women’s wear, including bottoms, tops and outerwear, as well as accessories.

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
For the three months ended March 31, 2011 and 2010 (Unaudited)
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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month period have been made.  Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.  These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended December 31, 2010 and the notes thereto included in the Company’s Form 10K as filed with the Securities and Exchange Commission on March 31, 2011.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and trade receivables.  As of March 31, 2011, the Company’s cash and cash equivalents and short-term investments were held by major financial institutions located in the PRC and Hong Kong, which management believes are of high credit quality.  With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition.  The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

During the three months ended March 31, 2011, there was no customer whose revenue contributed 10% or more to the Company’s total revenue.  In addition, as of March 31, 2011, there were two suppliers whose trade deposits represented approximately 38% and 27% of the Company’s total trade deposits paid to suppliers.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2011 and 2010 (Unaudited)
(Stated in US Dollars)

3.            Summary of significant accounting policies (Cont’d)

Concentrations of credit risk (cont’d)

During the three months ended March 31, 2010, there was a customer whose revenue represented approximately 31% of the Company’s total revenue.  In addition, as of March 31, 2010, there were three suppliers whose trade deposits represented approximately 44%, 34% and 12% of the Company’s total trade deposits paid to suppliers.

Short-term investments

Short-term investments represented the Company’s investment in structured product offered by a PRC financial institution.  The Company could not call the redemption of the investment from the financial institution and will receive the redemption price based on the rate of return as announced by the financial institution.

The investment as of March 31, 2011 has a maturity period of approximately 11 days.

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

	As of March 31, 2011		As of December 31, 2010
(Unaudited)
	Carrying		Carrying
	amount	Fair value	amount	Fair value
Long-term secured bank loan	$1,190,826	$1,183,823	$1,213,600	$1,206,614

The fair value of bank loan is calculated using the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2011 and 2010 (Unaudited)
(Stated in US Dollars)

3.           Summary of significant accounting policies (Cont’d)

Basic and diluted earnings per share

Basic earnings per share is computed using the weighted average number of shares outstanding during the periods presented.  The weighted average number of shares of the Company represents the average number of common stock outstanding during the reporting periods.

Diluted earnings per share are computed using the sum of weighted average number of shares outstanding and dilutive potential shares outstanding during the periods presented.  During the three months ended March 31, 2011 and 2010, there were no dilutive potential shares.

Recently issued accounting pronouncements

In January 2010, the FASB issued ASU 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” that expands the required disclosures about fair value measurements.  This guidance provides for new disclosures requiring the Company to (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements.  This guidance also provides clarification of existing disclosures requiring the Company to (i) determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and (ii) for each class of assets and liabilities, disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Early application is permitted. The adoption of ASU 2010-06 has no material impact on the Company’s financial statements.

In April, 2010, the FASB issued ASU 2010-13 “Compensation-Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force”.  ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.  The amendments in this update do not expand the recurring disclosures required by Topic 718.  Disclosures currently required under Topic 718 are applicable to a share-based payment award, including the nature and the term of share-based payment arrangements.  The amendments in this update are effective for fiscal year, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The adoption of ASU 2010-13 has no material impact on the Company’s financial statements.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2011 and 2010 (Unaudited)
(Stated in US Dollars)

3.           Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (cont’d)

In July 2010, the FASB issued ASU 2010-20 “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”.  The objective of ASU 2010-20 is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables.  Under ASU 2010-20, an entity is required to provide disclosures so that financial statement users can evaluate the nature of the credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed to arrive at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. ASU 2010-20 is applicable to all entities, both public and non-public and is effective for interim and annual reporting periods beginning on or after December 15, 2010.  Comparative disclosure for earlier reporting periods that ended before initial adoption is encouraged but not required.  However, comparative disclosures are required to be disclosed for those reporting periods ending after initial adoption.  The adoption of ASU 2010-20 has no material impact on the Company’s financial statements.

4.           Income taxes

United States

The Company is subject to the United States of America Tax law at tax rate of 34%.  It has no assessable profit for the three months ended March 31, 2011 and 2010, respectively.  The Company has not recognized a deferred tax liability for the undistributed earnings of its non-U.S. subsidiaries as of March 31, 2011 and December 31, 2010 respectively, because the Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future.  A deferred tax liability will be recognized when the Company no longer plans to permanently reinvest undistributed earnings.  Calculation of related unrecognized deferred tax liability is not practicable.

BVI

Omnia BVI was incorporated in the BVI and, under the current laws of the BVI, is not subject to income tax.

PRC

Oriental Fashion is subject to the PRC Enterprise Income Tax (“EIT”).  As Oriental Fashion was a wholly-foreign owned enterprise engaged in manufacture industry which was duly approved by the PRC tax authority, it was entitled to two years’ exemption, from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by 50% tax reduction for the immediate next three calendar years.  This tax holiday commenced in the fiscal financial year 2007.  Oriental Fashion was subject to EIT rate of 12% and 11% during the three months ended March 31, 2011 and 2010 respectively.

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.  The management evaluated the Company’s tax positions and considered that no additional provision for uncertainty in income taxes was necessary as of March 31, 2011.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2011 and 2010 (Unaudited)
(Stated in US Dollars)

5.            Earnings per share - basic and diluted

The basic earnings per share is calculated using the net income and the weighted average number of shares outstanding during the reporting periods.  All shares and per share data reflects the recapitalization as if it occurred as of the beginning of the first period presented.

5,412,000 warrants issued to investors and Keating Securities, and options to purchase 1,369,840 shares of the Company’s common stock granted to the Company’s director and employees outstanding as of March 31, 2011 and 2010 have not been included in the computation of diluted earnings per share for the three months then March 31, 2011 and 2010 respectively because to do so would have an anti-dilutive effect.  Accordingly, the basic and diluted earnings per share for the three months ended March 31, 2011 and 2010 are the same.

6.            Trade receivables

	As of	As of
	March 31,	December 31,
	2011	2010
	(Unaudited)
Trade receivables	$2,868,867	$2,324,642
Allowance for doubtful account	(818,742)	(813,540)
	$2,050,125	$1,511,102

An analysis of the allowance for doubtful accounts for the three months ended March 31, 2011 and 2010 is as follows:

	Three months ended March 31, (Unaudited)
	2011	2010
Balance at beginning of period	$813,540	$754,290
Translation adjustments	5,202	-
Balance at end of period	$818,742	$754,290

7.            Inventories

	As of	As of
	March 31,	December 31,
	2011	2010
	(Unaudited)
Raw materials	$481,674	$570,487
Work in progress	753,391	502,620
Finished goods	2,916,362	3,380,858
	4,151,427	4,453,965
Allowance for obsolete inventories	(393,328)	(390,830)
	$3,758,099	$4,063,135

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2011 and 2010 (Unaudited)
(Stated in US Dollars)

8.           Other receivables and deposits

	As of	As of
	March 31,	December 31,
	2011	2010
	(Unaudited)
Other receivables, rental, utilities and other deposits	$405,436	$448,561
Allowance for doubtful accounts	(82,417)	(81,893)
	323,019	366,668
Trade deposits to suppliers	3,981,049	3,495,857
	$4,304,068	$3,862,525

9.           Property and equipment, net

	As of	As of
	March 31,	December 31,
	2011	2010
	(Unaudited)
Office equipment and computers	$964,613	$939,901
Machinery	17,317	17,207
Leasehold improvements	564,545	560,958
Motor vehicles	19,313	19,190
	1,565,788	1,537,256
Accumulated depreciation	(1,021,432)	(942,711)
Property and equipment, net	$544,356	$594,545

10.         Trademarks

Oriental Fashion currently owns four trademarks, namely “Omnialuo”, “Omnialo”, “歐柏蘭羅” and “歐柏蘭奴” which were registered in the PRC.  These trademarks were transferred to the subsidiary from a major stockholder of the Company for nil consideration during 2006.

11.         Short-term secured bank loan

The bank loan denominated in Renminbi was fully repaid during the period.  It carried interest at 0.531% per month.

The bank loan as of December 31, 2010 was guaranteed by (i) Ms. Zheng Luo, who did not receive any compensation for acting as guarantor; (ii) the Company’s bank deposit of $455,100 and (iii) bank deposits of three unrelated parties in the amount of $1,365,300.

The Company’s restricted cash was also pledged to the bank to secure the bank loans granted to the aforementioned unrelated parties.  The restricted cash was released by the bank after the Company and the unrelated parties had fully repaid their borrowings.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2011 and 2010 (Unaudited)
(Stated in US Dollars)

12.          Loan-term secured bank loan

The bank loan is denominated in Renminbi and has a 2-year term.  It carries interest at 0.495% per month and is guaranteed by (i) Ms. Zheng Luo, who did not receive any compensation for acting as guarantor; (ii) a third party, who received $19,072 from the Company for acting as guarantor and (iii) the property owned by Ms. Zheng Luo.

The long-term secured bank loan as of March 31, 2011 will be repayable in :-

Fiscal year ending on March 31,
2012	$366,408
2013	824,418
$1,190,826

13.          Loan from a stockholder

The loan is interest-free, unsecured and repayable on demand.  The stockholder advanced $Nil and $172 to the Company during the three months ended March 31, 2011 and 2010, respectively.

14.          Other payables, deposits received and accrued expenses

	As of	As of
	March 31,	December 31,
	2011	2010
	(Unaudited)
Other payables and accruals	$614,053	$613,255
Amounts due to partners of co-owned stores	270,925	287,921
Receipt in advance from customers	549,594	714,066
Deposits received	376,360	368,811
Business tax and value-added taxes payable	956,521	766,411
	$2,767,453	$2,750,464

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

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2011 and 2010 (Unaudited)
(Stated in US Dollars)

15.          Stock option plan (Cont’d)

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

A summary of share option plan activity for the three months ended March 31, 2011 is presented below :-

		Average
		exercise	Remaining	Aggregate
	Number of	price	contractual	intrinsic
	shares	per share	term	value

Outstanding as of January 1, 2011	1,369,840	$0.67
Granted	-	-
Exercised/Forfeited/Cancelled	-	-

Outstanding as of March 31, 2011	1,369,840	$0.67	8 years	$-

Exercisable as of March 31, 2011	1,369,840	$0.67	8 years	$-

Aggregate intrinsic value represents the value of the Company’s closing stock price on March 31, 2011 of $0.10 in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on January 6, 2009 and January 20, 2009 was $0.27 and $0.32 per share respectively. The non-cash share-based compensation expenses were fully amortized in the fiscal year 2010.  The Company recorded non-cash share-based compensation expense of $Nil and $23,757 for the three months ended March 31, 2011 and 2010, respectively, in respect of share options granted on January 6, 2009 and January 20, 2009, which was allocated to general and administrative expenses.

The fair value of the above option awards granted on January 6, 2009 and January 20, 2009 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	119.66%
Expected dividends	Nil
Expected life	1.5 years - 2 years
Risk-free interest rate	1%

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2011 and 2010 (Unaudited)
(Stated in US Dollars)

16.         Commitments and contingencies

Operating lease arrangements

The Company leases office premises and showrooms under various non-cancelable operating lease agreements that expire at various dates through years 2011 to 2015.  The minimum future commitments payable under these agreements as of March 31, 2011 was $122,211 which fall due within one year.

Rental expenses under operating leases were $112,070 and $118,217 for the three months ended March 31, 2011 and 2010 respectively.

Contingencies

In accordance with the PRC tax regulations, the Company’s sales are subject to value added tax (“VAT”) at 17% upon the issuance of VAT invoices to its customers.  When preparing these financial statements, the Company recognized revenue when goods were delivered, and made full tax provision in accordance with relevant national and local laws and regulations of the PRC.

The Company follows the practice of reporting its revenue for PRC tax purposes when invoices are issued.  In the local statutory financial statements prepared under the PRC GAAP, the Company recognized revenue on an “invoice basis” instead of when goods are delivered. Accordingly, despite the fact that the Company has made full tax provision in these condensed consolidated financial statements, the Company may be subject to a penalty for the deferred reporting of tax obligations.  The exact amount of penalty cannot be estimated with any reasonable degree of certainty.  The management considers it is very unlikely that the tax penalty will be imposed.

17.         Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions to a defined contribution retirement scheme organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees.  The only obligation of the Company with respect to the retirement scheme is to make the required contributions under the plan.  No forfeited contribution is available to reduce the contribution payable in future years.  The defined contribution plan contributions were charged to the condensed consolidated statements of income.  The Company contributed $18,075 and $12,161 during the three months ended March 31, 2011 and 2010, respectively.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2011 and 2010 (Unaudited)
(Stated in US Dollars)

18.         Related party transactions

Apart from the transactions and information as disclosed in notes 11, 12 and 13 to the condensed consolidated financial statements and below, the Company did not have other material transactions with its related parties during the three months ended March 31, 2011 and 2010, respectively.

	Three months ended March 31,
	(Unaudited)
	2011	2010
Rent paid to director, Luo Zheng	$25,110	$-

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

	Retail sales		Sales to distributors		Total
	Three months ended March 31, (Unaudited)		Three months ended March 31, (Unaudited)		Three months ended March 31, (Unaudited)
	2011	2010	2011	2010	2011	2010
Revenues	$1,147,315	$779,330	$1,167,156	$1,115,884	$2,314,471	$1,895,214
Segment income (loss)	$661	$(220,548)	$295,996	$404,340	$296,657	$183,792

	As of March 31, 2011	As of December 31, 2010	As of March 31, 2011	As of December 31, 2010	As of March, 31 2011	As of December 31, 2010
	(Unaudited)		(Unaudited)		(Unaudited)
Segment assets	$5,699,541	$4,651,091	$5,798,105	$7,493,125	$11,497,646	$12,144,216

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2011 and 2010 (Unaudited)
(Stated in US Dollars)

19.         Segment information (Cont’d)

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information :

	Three months ended March 31, (Unaudited)
	2011	2010

Total consolidated revenue	$2,314,471	$1,895,214

Total income for reportable segments	$296,657	$183,792
Unallocated amounts relating to operations:
General and administrative expenses	(7,141)	(61,966)
Stock-based compensation	-	(23,757)
Income before income taxes	$289,516	$98,069

	As of	As of
	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets

Total assets for reportable segments	$11,497,646	$12,144,216
Cash and cash equivalents	23,111	15,775
	$11,520,757	$12,159,991

All of the Company’s long-lived assets and customers are located in the PRC.  Accordingly, no geographic information is presented.

20.         Subsequent events

The Company has evaluated all events or transactions that occurred through the date the condensed consolidated financial statements were issued, and has determined that there were no material recognizable nor subsequent events or transactions which would require recognition or disclosure in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the condensed consolidated financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes in Item I above and with the audited consolidated financial statements and notes, and with the information under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from the results described in or implied by these forward-looking statements as a result of various factors, including those discussed in this report and under the heading “Risk Factors” in our most recent Annual Report on Form 10-K.

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

Overview

OmniaLuo, Inc. is a holding company that conducts all of its business operations through its direct wholly-owned subsidiary, Omnia BVI, established in August 2006, and its indirect wholly-owned subsidiary, Omnia BVI’s Chinese subsidiary, Shenzhen Oriental Fashion Co., Ltd., (“Oriental Fashion”), established in September 2006. Oriental Fashion designs, develops, markets and distributes women’s apparel under the brand names of OMNIALO and OMNIALUO through its network of retail stores across the People’s Republic of China (“PRC” or “China”), which consisted of 115 stores as of March 31, 2011, and 112 stores as of March 31, 2010, in 29 provinces throughout China. Until our acquisition of Omnia BVI on October 9, 2007, our operations were very limited.

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

Customers

Since 2009, our target customers have been “white-collar”, “pink-collar” and “golden-collar” professional urban working females between the ages of 28 to 45. Before 2009, we targeted professional urban working females between the ages of 25 to 35. The annual income of our targeted customers ranges from $3,700 to $45,000. We increased the ages of our target customers by offering premium and mature styles of apparel. We believe professional urban working females in this age group has the most purchasing power and our strategy of focusing on this female segment is intended to capitalize on this consumption pattern.

In China, professional women are generally divided into three categories, “white-collar”, “pink-collar” and “golden-collar”. “Pink-collar” workers usually work in high-paying industries such as finance, consulting, legal services, or assume senior positions in government agencies. Our business casual collections as well as our fashionable business casual collection appeal to pink-collar women. “White collar” workers usually work in junior or middle positions in an office environment. This includes positions such as secretaries, administrators, operators, IT staff, accounting staff and junior saleswomen. Usually, there is no strict dress code for “white-collar” professionals in the office. “White-collar” professionals can wear “relaxed” business style apparel instead of business suits in their workplaces. In this sense, our fashionable business casual can be worn by “white-collar” females both in and out of the work environment. Currently, “golden-collar” generally refers to the class of professionals with annual incomes from $30,000 to $45,000. They typically hold executive positions in corporations or operate their own businesses. “Golden-collar” females usually tend to wear luxury brands.

Distribution Network and Methods

Our products are sold in the following types of stores: (i) Company-owned stores, which are owned exclusively by the Company, (ii) co-owned stores, which are owned jointly by the Company and a third party, and (iii) independent distributor stores, which are owned exclusively by third parties. All three types of stores carry the OMNIALUO brands exclusively. We refer to Company-owned stores and co-owned stores collectively as retail stores. All three types of stores are located throughout China. We also run special, limited-time outlet sales in major malls to sell excess inventories at the end of each season. We currently do not have franchisees or franchised stores. As of March 31, 2011 and March 31, 2010, we had a total of 115 and 112 stores, respectively, each consisting of 26 and 27 company-owned stores, respectively, 9 and 8 co-owned stores, respectively, and 80 and 77 independent distributor stores, respectively.

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

Results of Operations for the three months ended March 31, 2011 and 2010

As of March 31, 2011, we operated or had distribution relationships with 115 stores, comprising 26 Company-owned stores, 9 co-owned stores, and 80 independent distributor stores, as compared to 112 stores for the same period of 2010, comprising 27 Company-owned stores, 8 co-owned stores and 77 independent distributor stores.  Sales revenue for the three months ended March 31, 2011 was $2,314,471, compared with $1,895,214 for the three months ended March 31, 2010, reflecting an increase of $419,257 or 22.12%. The increase was primarily attributable to (1) the improvement of sales technique and quality and effectiveness of both of our employees and independent distributions through frequent corporate-sponsored trainings provided in 2011; (2) the higher prices that OMNIALUO-branded products are able to command because of the improved quality and styles of our products as a result of critical selection of fabrics with novel prints and creative design, and our unique styles that differentiate OMNIALUO branded products from other brands ; (3) an increasing demand for luxury brands.

Our total revenue for the three months ended March 31, 2011 was $2,314,471, representing an increase of 22.12% from our total revenue of $1,895,214 for the same period of 2010, while our cost of revenue for the three months ended March 31, 2011 was 854,659, representing an increase of 6.91% from our cost of revenue for the same period of 2010.

Revenue from sales to independent distributors for the three months ended March 31, 2011 was $1,167,156 (50.43% of the total sales revenue for the period), almost the same as revenue from sales to distributors for the three months ended March 31, 2010 of $1,115,884 (58.88% of the total sales revenue for the period).  The decrease in sales to independent distributors as a percentage of total sales for the three months ended March 31, 2011 as compared to that for the same period of 2010 was because that almost half of our independent distributor stores are located in the regions in Central China, Western China and Northern China and the sales of our Spring & Summer collection were affected by the longer cold climate compared with the same period of 2010. As a result, sales to independent distributors as a percentage to total sales dropped.

Revenue from retail sales for the three months ended March 31, 2011, including from Company-owned and co-owned stores, was $1,147,315, (49.57% of the total sales revenue for the period), representing 47.22% increase over retail sales for the three months ended March 31, 2010 of $779,330 (41.12% of the total sales revenue for the period).  The increase was mainly due to the improvement of sales skills by continuous internal training provided to our sales representatives and the new image upgrade of Company-owned stores and co-owned stores which stimulated the growth of retail store sales.

Overall gross profit for the three months ended March 31, 2011 was $1,459,812 (representing an overall gross profit margin of 63.07%), compared with overall gross profit of $1,095,807 (representing an overall gross profit margin of 57.82%) for the three months ended March 31, 2010. The primary reasons for the increase of the overall gross profit include:

(1)	The demand for luxury garments is increasing in the Chinese fashion consumer market, as consumers are conscious of the status symbolized by high quality and high priced merchandise;

(2)	The quality of our products and the strength of brand have been improving as a result of our continued efforts, which is enabling us to command higher price; and

(3)
We have made great efforts in creating novel designs and utilizing and processing fabrics and other materials, the combination of which helps us to creat our unique style different from other brands, which also enhances the strength of our brand.

General and administrative expenses, which include rental expenses for headquarters, salary expenses for management and headquarters staff, and travel and entertainment expenses for the three months ended March 31, 2011 were $544,696 (23.53% of the total sales revenues), compared with $434,445 for the three months ended March 31, 2010 (22.92% of the total sales revenues), the increase was mainly due to the growth of payroll as a result of hiring new staff in the first quarter 2011 as well as the grant of 2010 annual performance-based bonus to our employees in January 2011.

Selling and marketing expenses, which include all costs associated with sales, marketing and distribution functions, were $567,340 for the three months ended March 31, 2011 (24.51% of the total sales revenues), compared with $440,595 for the three months ended March 31, 2010 (23.25% of the total sales revenues), a slight increase compared with the same period of 2010.  The primary reasons for the increase include:

(1)
In the first quarter in 2011, the Company put more efforts in brand promotion, such efforts include attending 2011 China International Clothing & Accessories Fair in March 2011, which increased our exhibition and promotion expenses;

(2)	We hired more sales staff to increase all revenue as part of the effort to expand our business; and

(3)	Store decoration cost went up when we upgraded and renovated our existing stores, as part of our effort to enhance our brand image.

Income from operations for the three months ended March 31, 2011 was $275,317 (11.90% of the total sales revenues), compared with income from operations for the three months ended March 31, 2010 of $148,012 (7.81% of the total sales revenues), representing an increase of 86.01%.  The increase was primarily due to our increase in sales in the first quarter of 2011.

Net income for the three months ended March 31, 2011 was $253,542, compared with $77,596 for the three months ended March 31, 2010, representing an increase of $175,946 (or 226.75%). The increase was primarily due to our increase in sales and gross margin in the first quarter of 2011, which was offset by the slight increase in expenses, which increased to 51.18% as a percentage of total revenue for the three months ended March 31, 2011, from 50.01% as a percentage of total revenue for the same period of 2010.

Liquidity and Capital Resources

As of March 31, 2011, the Company’s net cash position was $377,944, compared with $1,629,530 as of December 31, 2010. Its working capital was $6,388,740, compared with $6,152,478 as of December 31, 2010.

As of March 31, 2011, inventories were $3,758,099, a decrease of $305,036 (or 7.51%), compared with $4,063,135 as of December 31, 2010.

As of March 31, 2011, trade receivables were $2,050,125, which was an increase of $539,023 (or 35.67%), compared with trade receivables of $1,511,102 as of December 31, 2010. The increase was primarily attributable to the increase of our sales.

As of March 31, 2011, other receivables and deposits were $4,304,068, which was an increase of $441,543 (or 11.43%) compared with $3,862,525 as of December 31, 2010. The increase was primarily attributable to the trade deposits on increasing purchase orders to accommodate the expansion of the business.

Net cash used in operating activities for the three months ended March 31, 2011 was $219,582, compared with net cash used in operating activities of $348,813 for the three months ended March 31, 2010, a decrease of $129,231 (or 37.05%). The decrease was primarily due to the net income for the three month ended March 31, 2011.

The Company’s investing activities to date have consisted mainly of the purchase of property and equipment and short-term investments. For the three months ended March 31, 2011 and 2010, the net cash used in investing activities was $475,182 and $10,300, respectively, an increase of $464,882 (or 4513.42%). Under the inflation in China, the Company used part of deposits to invest on short-term financing product against depreciation.

Net cash used in financing activities for the three months ended March 31, 2011 was $563,066, compared with $975,395 of net cash provided by financing activities for the three months ended March 31, 2010, the cash outflow was mainly due to the repayment of the principal of short-term bank loan, which matured on January 26, 2011.

The Company had a long-term secured bank loan of $1,190,826 as of March 31, 2011, while there was no short-term secured bank loan as of this period. The long-term secured bank loan is denominated in Renminbi and has a 2-year term. It carries interest at 0.495% per month and is guaranteed by (i) Ms. Zheng Luo, who did not receive any compensation for acting as guarantor; (ii) a third party, who received $19,072 from the Company for acting as guarantor and (iii) the property owned by Ms. Zheng Luo.

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

Critical Accounting Policies

Our critical accounting policies are set out in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 that we filed with the Securities and Exchange Commission on March 31, 2011. During the three months ended March 31, 2011, there was no change to our critical accounting policies.

Recent Accounting Pronouncements

Please refer to Note 3 to the March 31, 2011 Condensed Consolidated Financial Statements.

Item 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

Item 4  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Zheng Luo and Mr. David Wang, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management concluded that as of March 31, 2011, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Controls over Financial Reporting

During the three months ended March 31, 2011, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item1A.	RISK FACTORS

Not applicable.

Item2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	RESERVED

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit No.	Description
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

OMNIALUO, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNIALUO, INC. (Registrant)

Date: May 16, 2011	/s/ Zheng Luo
Zheng Luo
President & Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2011	/s/ David Wang
David Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)