Form 10-Q
period 2011-06-30
OmniaLuo, Inc.
filed 2011-08-15
CIK 1161550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ and ____________________

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No ☒

The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, as of August 15, 2011, was 22,840,000.

OMNIALUO, INC.

INDEX

TABLE OF CONTENTS

		Page
	Forward-Looking Statements

Part I.	Financial Information
Item 1.	Financial Statements
	(a) Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three and Six Months Ended June 30, 2011 and 2010 (Unaudited)	1
	(b) Condensed Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010	2
	(c) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 (Unaudited)	3
	(d) Notes to Condensed Consolidated Financial Statements for the Three and Six Months Ended June 30, 2011 and 2010 (Unaudited)	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22
Item 4.	Controls and Procedures	22

Part II	Other Information	23
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Reserved	23
Item 5.	Other Information	23
Item 6.	Exhibits	23
Signatures		24

Exhibits

Certifications

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
 June 30, 2011 and 2010
(Stated in US Dollars)

OmniaLuo, Inc.
Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2011 and 2010
Index to Condensed Consolidated Financial Statements

Pages

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income	1

Condensed Consolidated Balance Sheets	2

Condensed Consolidated Statements of Cash Flows	3

Notes to Condensed Consolidated Financial Statements	4 - 17

OmniaLuo, Inc.
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
For the three and six months ended June 30, 2011 and 2010
(Stated in US Dollars)

	Three months ended June 30, (Unaudited)		Six months ended June 30, (Unaudited)
	2011	2010	2011	2010

Revenues	$2,023,885	$2,174,551	$4,338,356	$4,069,765
Cost of revenues	(699,969)	(739,159)	(1,554,628)	(1,538,566)

Gross profit	1,323,916	1,435,392	2,783,728	2,531,199

Expenses
General and administrative expenses	670,633	509,433	1,215,329	943,878
Depreciation	73,725	72,656	146,184	145,411
Selling and marketing expenses	707,275	627,498	1,274,615	1,068,093

	1,451,633	1,209,587	2,636,128	2,157,382

(Loss) income from operations	(127,717)	225,805	147,600	373,817
Interest income	2,369	1,055	15,811	1,901
Other income	97,336	18,132	108,057	21,491
Finance costs	(34,691)	(32,706)	(44,655)	(86,854)

(Loss) income before income taxes	(62,703)	212,286	226,813	310,355

Income taxes - Note 4	(33,708)	(32,183)	(69,682)	(52,656)

Net (loss) income	$(96,411)	$180,103	$157,131	$257,699

Other comprehensive income
Foreign currency translation adjustments	85,044	7,941	126,113	7,996

Comprehensive (loss) income	$(11,367)	$188,044	$283,244	$265,695

(Loss) earnings per ordinary share - Note 5
- Basic and diluted	$(0.00)	$0.01	$0.01	$0.01

Weighted average number of shares outstanding
- Basic and diluted	22,840,000	22,840,000	22,840,000	22,840,000

See the accompanying notes to condensed consolidated financial statements

OmniaLuo, Inc.
Condensed Consolidated Balance Sheets
As of June 30, 2011 and December 31, 2010
(Stated in US Dollars)

	As of	As of
	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets
Short-term investments - Note 3	$309,400	$-
Cash and cash equivalents	538,385	1,629,530
Trade receivables, net - Note 6	1,838,098	1,511,102
Inventories, net - Note 7	4,617,430	4,063,135
Loan to a related party - Note 8	1,082,900	-
Loan to a third party - Note 9	62,909	-
Other receivables and deposits - Note 10	4,518,085	3,862,525
Restricted cash - Note 11	618,800	455,100
Deferred tax asset	31,534	44,054

Total current assets	13,617,541	11,565,446
Property and equipment, net - Note 12	482,542	594,545

TOTAL ASSETS	$14,100,083	$12,159,991

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Short-term secured bank loan - Note 14	$1,547,000	$986,050
Current maturities of long-term secured bank loan - Note 15	440,895	280,645
Trade payables	1,820,604	1,387,804
Loan from a stockholder - Note 16	239,961	8,005
Other payables, deposits received and accrued expenses - Note 17	3,184,487	2,750,464
Income tax payable	50,469	-

Total current liabilities	7,283,416	5,412,968
Long-term secured bank loan - Note 15	719,355	932,955

TOTAL LIABILITIES	8,002,771	6,345,923

COMMITMENTS AND CONTINGENCIES - Note 19

STOCKHOLDERS’ EQUITY
Common stock: par value $0.01 per share
Authorized 40,000,000 shares; issued and outstanding 22,840,000 shares	228,400	228,400
Preferred stock: par value $0.01 per share
Authorized 10,000,000 shares; none issued and outstanding	-	-
Additional paid-in capital	9,280,977	9,280,977
Statutory reserve	568,115	568,115
Accumulated other comprehensive income	1,161,111	1,034,998
Accumulated deficit	(5,141,291)	(5,298,422)

TOTAL STOCKHOLDERS’ EQUITY	6,097,312	5,814,068

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,100,083	$12,159,991

See the accompanying notes to condensed consolidated financial statements

OmniaLuo, Inc.
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2011 and 2010
(Stated in US Dollars)

	Six months ended June 30, (Unaudited)
	2011	2010
Cash flows from operating activities
Net income	$157,131	$257,699
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	146,184	145,411
Income taxes	13,221	52,656
Allowance for doubtful accounts	75,855	-
Loss on disposal of property and equipment	-	373
Share-based compensation	-	43,420
Investment income	(527)	(1,227)
Changes in operating assets and liabilities
Trade receivables	(369,164)	205,495
Inventories	(467,877)	(960,594)
Other receivables and deposits	(571,763)	66,832
Trade payables	400,167	438,798
Other payables, deposits received and accrued expenses	384,120	(919,637)
Income tax payable	49,823	-

Net cash flows used in operating activities	(182,830)	(670,774)

Cash flows from investing activities
Acquisition of short-term investments	(761,980)	(731,556)
Proceeds from disposal of short-term investments	458,687	732,783
Proceeds from disposal of property and equipment	-	56
Acquisition of property and equipment	(24,007)	(11,501)
Loan to a related party	(1,069,040)	-
Loan to a third party	(62,103)	-
Increase in restricted cash	(152,720)	-

Net cash flows used in investing activities	(1,611,163)	(10,218)

Cash flows from financing activities
Proceeds from bank loans	1,527,200	2,194,671
Repayment of bank loans	(1,069,040)	(936,393)
Loan from a stockholder	228,995	172
Increase in restricted cash	-	(438,934)

Net cash flows from financing activities	687,155	819,516

Effect of foreign currency translation on cash and cash equivalents	15,693	1,855

Net (decrease) increase in cash and cash equivalents	(1,091,145)	140,379

Cash and cash equivalents - beginning of period	1,629,530	869,495

Cash and cash equivalents - end of period	$538,385	$1,009,874

Supplemental disclosures for cash flow information
Interest paid	$63,162	$42,125
Income taxes paid	$6,638	$-

See the accompanying notes to condensed consolidated financial statements

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2011 and 2010 (Unaudited)
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

Concurrent with the consummation of the RTO, the Company issued 4,920,000 shares of its common stock and five-year warrants to purchase an aggregate of 4,920,000 shares of the Company’s common stock at $1.5625 per share for an aggregate purchase price of $6.15 million, to a total of 38 investors in a private placement (the “2007 Private Placement”).  In connection with this private placement, the Company issued five-year warrants to purchase 492,000 shares of the Company’s common stock at $1.5625 per share to Keating Securities, LLC (“Keating Securities”), as a financial advisory fee in partial consideration of their services in connection with the private placement.  Prior to the consummation of the RTO and the 2007 Private Placement, the Company was deemed to have been an affiliate of Keating Securities by reason of the ownership of shares of the Company’s common stock by principals and executives of Keating Securities.  The warrants issued to the investors and Keating Securities have been classified in equity and were outstanding as of June 30, 2011.

Omnia BVI is a business company organized under the laws of the British Virgin Islands (the “BVI”) on August 11, 2006.  It has conducted no business and is a holding company whose only asset is a 100% equity interest in Shenzhen Oriental Fashion Co., Ltd. (“Oriental Fashion”).  Oriental Fashion was established on September 19, 2006 in the People’s Republic of China (the “PRC”).

On July 15, 2011, a new subsidiary, namely Shenzhen Luozheng Oriental Aesthetics Creative Co., Ltd. 深圳市罗峥东方美学创意设计有限公司 (“Oriental Aesthetics”) was established in the PRC.  Oriental Fashion contributed $154,700 to Oriental Aesthetics on May 25, 2011 as the initial capital, representing 100% equity interest.  Oriental Aesthetics has no business activity yet and is planning to be engaged in design and development of apparel and related products.  As of June 30, 2011, the registration was in progress and the injected capital of $154,700 was deposited in the temporary capital bank account of Oriental Aesthetics and was classified as restricted cash (Note 11) in these condensed consolidated financial statements.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2011 and 2010 (Unaudited)
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

Following the RTO, the Company commenced to be engaged in the design, marketing, distribution and sales of women’s apparel under the brand names of “OMNIALUO” and “OMNIALO” (collectively referred to herein as the “OMNIALUO Brands”) through a network of over 115 retail stores across the PRC as of June 30, 2011.  The Company offers a complete line of business casual women’s wear, including bottoms, tops and outerwear, as well as accessories.

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
For the three and six months ended June 30, 2011 and 2010 (Unaudited)
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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, short-term investments and trade receivables.  As of June 30, 2011, the Company’s cash and cash equivalents, restricted cash and short-term investments were held by major financial institutions located in the PRC and Hong Kong, which management believes are of high credit quality.  With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition.  The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

During the six months ended June 30, 2011, there was no customer whose revenue contributed 10% or more to the Company’s total revenue.  As of June 30, 2011, there were two suppliers whose trade deposits represented approximately 36% and 17% of the Company’s total trade deposits paid to suppliers.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2011 and 2010 (Unaudited)
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Concentrations of credit risk (cont’d)

During the six months ended June 30, 2010, there was a customer whose revenue represented approximately 14% of the Company’s total revenue.  As of June 30, 2010, there were three suppliers whose trade deposits represented approximately 42%, 38% and 11% of the Company’s total trade deposits paid to suppliers.

Short-term investments

Short-term investments represented the Company’s investment in structured product offered by a PRC financial institution.  The Company could not call the redemption of the investment from the financial institution and will receive the redemption price based on the rate of return as announced by the financial institution.

The investments as of June 30, 2011 had a maturity period of 29 days.

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

	As of June 30, 2011		As of December 31, 2010
(Unaudited)
	Carrying		Carrying
	amount	Fair value	amount	Fair value

Long-term secured bank loan	$1,160,250	$1,153,252	$1,213,600	$1,206,614

The fair value of bank loan is calculated using the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2011 and 2010 (Unaudited)
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Basic and diluted earnings per share

Basic earnings per share is computed using the weighted average number of shares outstanding during the periods presented.  The weighted average number of shares of the Company represents the average number of common stock outstanding during the reporting periods.

Diluted earnings per share are computed using the sum of weighted average number of shares outstanding and dilutive potential shares outstanding during the periods presented.  During the three and six months ended June 30, 2011 and 2010, there were no dilutive potential shares.

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

The FASB issued ASU 2011-01 “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20”.  The amendments in this Update temporarily delay the effective date of the disclosure about troubled debt restructurings in ASU 2010-20 for public entities.  The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring.  The effective date of the new disclosures about troubled debt restructuring for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated.  Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.  The adoption of this ASU has no material impact on the Company’s financial statements.
In April 2011, the FASB issued ASU 2011-02 “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”.  The amendments to Topic 310 clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties.  A creditor should evaluate whether it is probable that the debtor would be in payment default on any of its debts in foreseeable future without the modification. In addition, the amendments to Topic 310 clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables (paragraph 470-60-55-10) when evaluating whether a restructuring constitutes a troubled debt restructuring.  An entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under Section 310-10-35 for which impairment was previously measured under Subtopic 450-20, Contingencies – Loss Contingencies.  The guidance in this ASU is anticipated to be effective for interim and annual periods beginning on or after December 15, 2011.  The management is assessing the impact of this ASU on the Company’s financial statements.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2011 and 2010 (Unaudited)
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Recently issued accounting pronouncements (cont’d)

In April 2011, the FASB issued ASU 2011-03 “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements”.  The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion.  The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011.  The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted.  The management is assessing the impact of this ASU on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The FASB and the International Accounting Standard Board (IASB) work together to ensure that fair value has the same meaning in U.S. GAAP and IFRSs and that their respective fair value measurement and disclosure requirements are the same (except for minor differences in wording and style).  The Boards concluded that the amendments in this ASU will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs.  The amendments in this ASU explain how to measure fair value.  They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The amendments in this ASU are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  Early application by public entities is not permitted.  The management is assessing the impact of this ASU on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”.  In this ASU, the entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments in this ASU are to be applied retrospectively.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early application by public entities is permitted.  The management is assessing the impact of this ASU on the Company’s financial statements.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2011 and 2010 (Unaudited)
(Stated in US Dollars)

4.	Income taxes

United States

The Company is subject to the United States of America Tax law at tax rate of 34%.  It has no assessable profit for the three and six months ended June 30, 2011 and 2010, respectively.  The Company has not recognized a deferred tax liability for the undistributed earnings of its non-U.S. subsidiaries as of June 30, 2011 and December 31, 2010 respectively, because the Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future.  A deferred tax liability will be recognized when the Company no longer plans to permanently reinvest undistributed earnings.  Calculation of related unrecognized deferred tax liability is not practicable.

BVI

Omnia BVI was incorporated in the BVI and, under the current laws of the BVI, is not subject to income tax.

PRC

Oriental Fashion is subject to the PRC Enterprise Income Tax (“EIT”).  As Oriental Fashion was a wholly-foreign owned enterprise engaged in manufacture industry which was duly approved by the PRC tax authority, it was entitled to two years’ exemption, from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by 50% tax reduction for the immediate next three calendar years.  This tax holiday commenced in the fiscal financial year 2007.  Oriental Fashion was subject to EIT rate of 12% and 11% during the three and six months ended June 30, 2011 and 2010 respectively.

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.  The management evaluated the Company’s tax positions and considered that no provision for uncertainty in income taxes was necessary as of June 30, 2011.

5.	(Loss) earnings per share - basic and diluted

The basic (loss) earnings per share is calculated using the net (loss) income and the weighted average number of shares outstanding during the reporting periods.

5,412,000 warrants issued to investors and Keating Securities, and options to purchase 1,369,840 shares of the Company’s common stock granted to the Company’s director and employees outstanding as of June 30, 2011 and 2010 have not been included in the computation of diluted (loss) earnings per share for the three and six months then ended because to do so would have an anti-dilutive effect.  Accordingly, the basic and diluted (loss) earnings per share for the three and six months ended June 30, 2011 and 2010 are the same.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2011 and 2010 (Unaudited)
(Stated in US Dollars)

6.	Trade receivables, net

	As of	As of
	June 30,	December 31,
	2011	2010
	(Unaudited)

Trade receivables	$2,744,565	$2,324,642
Allowance for doubtful accounts	(906,467)	(813,540)

	$1,838,098	$1,511,102

An analysis of the allowance for doubtful accounts for the six months ended June 30, 2011 and 2010 is as follows :-

	Six months ended June 30, (Unaudited)
	2011	2010

Balance at beginning of period	$813,540	$754,290
Addition of bad debts expenses, net	75,855	-
Translation adjustments	17,072	889

Balance at end of period	$906,467	$755,179

7.	Inventories

	As of	As of
	June 30,	December 31,
	2011	2010
	(Unaudited)

Raw materials	$656,121	$570,487
Work in progress	2,032,562	502,620
Finished goods	2,327,306	3,380,858

	5,015,989	4,453,965
Allowance for obsolete inventories	(398,559)	(390,830)

	$4,617,430	$4,063,135

8.	Loan to a related party

The loan is due from Shenzhen Oumeng Sound Investment Co., Ltd. 深圳市欧萌尚德投资有限公司, of which the Company’s director Ms. Xiaoyin Luo is a minority stockholder and director.  It is unsecured, interest-bearing at 9% per annum and repayable on June 21, 2012.

9.	Loan to a third party

The loan is unsecured, interest-bearing at 8% per annum and repayable on August 31, 2011.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2011 and 2010 (Unaudited)
(Stated in US Dollars)

10.	Other receivables and deposits

	As of	As of
	June 30,	December 31,
	2011	2010
	(Unaudited)

Other receivables, rental, utilities and other deposits	$407,735	$448,561
Allowance for doubtful debts	(83,513)	(81,893)

	324,222	366,668
Trade deposits to suppliers	4,193,863	3,495,857

	$4,518,085	$3,862,525

11.	Restricted cash

	As of	As of
	June 30,	December 31,
	2011	2010
	(Unaudited)

Pledged for the bank loans granted to the Company and unrelated parties (Note 14)	$464,100	$455,100
Capital injection to a newly established subsidiary (Note 1(b))	154,700	-

	$618,800	$455,100

12.	Property and equipment, net

	As of	As of
	June 30,	December 31,
	2011	2010
	(Unaudited)

Office equipment and computers	$982,002	$939,901
Machinery	18,352	17,207
Leasehold improvement	572,052	560,958
Motor vehicles	19,569	19,190

	1,591,975	1,537,256
Accumulated depreciation	(1,109,433)	(942,711)

Property and equipment, net	$482,542	$594,545

13.	Trademarks

Oriental Fashion currently owns four trademarks, namely “Omnialuo”, “Omnialo”, “歐柏蘭羅” and “歐柏蘭奴” which were registered in the PRC. These trademarks were transferred to the subsidiary from a major stockholder of the Company for nil consideration during 2006.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2011 and 2010 (Unaudited)
(Stated in US Dollars)

14.	Short-term secured bank loan

The bank loan is denominated in Renminbi and repayable within one year.  It carries interest at 8.203% per annum.

The bank loan is guaranteed by (i) Ms. Zheng Luo, who did not receive any compensation for acting as guarantor; (ii) the Company’s bank deposit of $464,100 and (iii) bank deposits of three unrelated parties in the amount of $1,392,300.

The Company’s restricted cash of $464,100 was also pledged to the bank to secure the bank loans of $4,641,000 granted to the aforementioned unrelated parties.  The restricted cash will be released by the bank after the Company and the unrelated parties have fully repaid their borrowings.

15.	Loan-term secured bank loan

The bank loan is denominated in Renminbi and has a 2-year term.  It carries interest at 0.495% per month and is guaranteed by (i) Ms. Zheng Luo, who did not receive any compensation for acting as guarantor; (ii) a third party, who received $19,072 from the Company for acting as guarantor and (iii) the property owned by Ms. Zheng Luo.

The long-term secured bank loan as of June 30, 2011 will be repayable in :-

Fiscal year ending on June 30,
2012	$440,895
2013	719,355

$1,160,250

16.	Loan from a stockholder

The loan is interest-free, unsecured and repayable on demand.  The stockholder advanced $228,995 and $172 to the Company during the six months ended June 30, 2011 and 2010, respectively.

17.	Other payables, deposits received and accrued expenses

	As of	As of
	June 30,	December 31,
	2011	2010
	(Unaudited)

Other payables and accruals	$589,100	$613,255
Amounts due to partners of co-owned stores	274,528	287,921
Receipts in advance from customers	747,109	714,066
Deposits received	379,817	368,811
Business tax and value-added taxes payable	1,193,933	766,411

	$3,184,487	$2,750,464

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2011 and 2010 (Unaudited)
(Stated in US Dollars)

18.	Stock option plan

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

A summary of share option plan activity for the six months ended June 30, 2011 is presented below :-

		Average	Remaining	Aggregate
	Number of	exercise price	contractual	intrinsic
	shares	per share	term	value

Outstanding as of January 1, 2011	1,369,840	$0.67
Granted	-	-
Exercised/Forfeited/Cancelled	-	-

Outstanding as of June 30, 2011	1,369,840	$0.67	7.5 years	$-

Exercisable as of June 30, 2011	1,369,840	$0.67	7.5 years	$-

Aggregate intrinsic value represents the value of the Company’s closing stock price on June 30, 2011 of $0.05 in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on January 6, 2009 and January 20, 2009 was $0.27 and $0.32 per share respectively. The non-cash share-based compensation expenses were fully amortized in the fiscal year 2010.  The Company recorded non-cash share-based compensation expense of $43,420 for the six months ended June 30, 2010 in respect of the share options, which was allocated to general and administrative expenses.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2011 and 2010 (Unaudited)
(Stated in US Dollars)

18.	Stock option plan (Cont’d)

The fair value of the above option awards granted on January 6, 2009 and January 20, 2009 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	119.66%
Expected dividends	Nil
Expected life	1.5 years - 2 years
Risk-free interest rate	1%

19.	Commitments and contingencies

Operating lease arrangements

The Company leases office premises and showrooms under various non-cancelable operating lease agreements that expire at various dates through years 2011 to 2015.  The minimum future commitments payable under these agreements as of June 30, 2011 was $88,728 which fall due within one year.

Rental expenses under operating leases were $224,731 and $288,883 for the six months ended June 30, 2011 and 2010 respectively.

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

20.	Defined contribution plan

Pursuant to the relevant PRC regulations, the Company is required to make contributions to a defined contribution retirement scheme organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees.  The only obligation of the Company with respect to the retirement scheme is to make the required contributions under the plan.  No forfeited contribution is available to reduce the contribution payable in future years.  The defined contribution plan contributions were charged to profit or loss.  The Company contributed $41,847 and $40,567 during the six months ended June 30, 2011 and 2010, respectively.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2011 and 2010 (Unaudited)
(Stated in US Dollars)

21.	Related party transactions

Apart from the transactions and information as disclosed in notes 8, 14, 15 and 16 to the condensed consolidated financial statements and below, the Company did not have other material related party transactions during the six months ended June 30, 2011 and 2010, respectively.

	Three months ended June 30, (Unaudited)		Six months ended June 30, (Unaudited)
	2011	2010	2011	2010

Rent paid to director, Ms. Zheng Luo	$25,288	$48,421	$50,397	$48,421

The rent was determined by the Company and Ms. Luo with reference to market rent of similar property.

22.	Segment information

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

	Retail sales		Sales to distributors		Total
	Six months ended		Six months ended		Six months ended
	June 30, (Unaudited)		June 30, (Unaudited)		June 30, (Unaudited)
	2011	2010	2011	2010	2011	2010

Revenues	$2,285,406	$1,464,866	$2,052,950	$2,604,899	$4,338,356	$4,069,765
Segment (loss) profit	$(251,009)	$(491,067)	$451,592	$926,054	$200,583	$434,987

	Retail sales		Sales to distributors		Total
	Three months ended		Three months ended		Three months ended
	June 30, (Unaudited)		June 30, (Unaudited)		June 30, (Unaudited)
	2011	2010	2011	2010	2011	2010

Revenues	$1,138,091	$685,536	$885,794	$1,489,015	$2,023,885	$2,174,551
Segment (loss) profit	$(251,670)	$(270,519)	$155,596	$521,714	$(96,074)	$251,195

	As of	As of	As of	As of	As of	As of
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2011	2010	2011	2010	2011	2010
	(Unaudited)		(Unaudited)		(Unaudited)

Segment assets	$7,410,242	$4,651,091	$6,656,523	$7,493,125	$14,066,765	$12,144,216

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2011 and 2010 (Unaudited)
(Stated in US Dollars)

22.	Segment information (Cont’d)

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information:-

	Three months ended June 30, (Unaudited)		Six months ended June 30, (Unaudited)
	2011	2010	2011	2010

Total consolidated revenue	$2,023,885	$2,174,551	$4,338,356	$4,069,765

Total (loss) income for reportable segments	$(96,074)	$251,195	$200,583	$434,987
Unallocated amounts relating to
operations :-
Other income	73,261	-	73,261	-
General and administrative expenses	(39,890)	(19,246)	(47,031)	(81,212)
Stock-based compensation	-	(19,663)	-	(43,420)

(Loss) income before income taxes	$(62,703)	$212,286	$226,813	$310,355

	As of	As of
	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets

Total assets for reportable segments	$14,066,765	$12,144,216
Cash and cash equivalents	33,318	15,775

	$14,100,083	$12,159,991

All of the Company’s long-lived assets and customers are located in the PRC.  Accordingly, no geographic information is presented.

23.	Subsequent events

A new subsidiary was established after the balance sheet date (Note 1(b)). The Company has evaluated all other events or transactions that occurred through the date the condensed consolidated financial statements were issued, and has determined that there were no material recognizable nor subsequent events or transactions which would require recognition or disclosure in the condensed consolidated financial statements.

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

Overview

OmniaLuo, Inc. is a holding company that conducts all of its business operations through its direct wholly-owned subsidiary, Omnia BVI, established in August 2006, and its indirect wholly-owned subsidiary, Omnia BVI’s Chinese subsidiary, Shenzhen Oriental Fashion Co., Ltd., (“Oriental Fashion”), established in September 2006. Oriental Fashion designs, develops, markets and distributes women’s apparel under the brand names of OMNIALO and OMNIALUO through its network of retail stores across the People’s Republic of China (“PRC” or “China”), which consisted of 115 stores as of June 30, 2011, and 115 stores as of June 30, 2010, in 29 provinces throughout China. Until our acquisition of Omnia BVI on October 9, 2007, our operations were very limited.

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

Distribution Network and Methods

Our products are sold in the following types of stores: (i) Company-owned stores, which are owned exclusively by the Company, (ii) co-owned stores, which are owned jointly by the Company and a third party, and (iii) independent distributor stores, which are owned exclusively by third parties. All three types of stores carry the OMNIALUO brands exclusively. We refer to Company-owned stores and co-owned stores collectively as retail stores. All three types of stores are located throughout China. We also run special, limited-time outlet sales in major malls to sell excess inventories at the end of each season. We currently do not have franchisees or franchised stores. As of June 30, 2011 and June 30, 2010, the total number of stores remained at 115, respectively, each consisting of 26 and 27 company-owned stores, respectively, 9 and 8 co-owned stores, respectively, and each of 80 independent distributor stores, respectively.

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

Results of Operations for the Three Months and Six Months ended June 30, 2011 and June 30, 2010

As of June 30, 2011, we operated or had distribution relationships with 115 stores, comprising 26 Company-owned stores, 9 co-owned stores, and 80 independent distributor stores, as compared to 115 stores for the same period of 2010, comprising 27 Company-owned stores, 8 co-owned stores and 80 independent distributor stores.

Before 2009, we targeted professional urban working females between the ages of 25 to 35, who prefer clothing with youthful or trendy styles and concern lower prices with less focus on quality or material. The pricing of our clothing was reflected in our lines for this target market.  Generally, the profit margin for medium and lower-end clothing lines is low and its success is largely dependent on sales volume.  Because of rising labor costs and the growing impact of inflation, medium to lower-end clothing lines are becoming even less profitable. In order to stay competitive and to leverage one of our core competencies, our strong design capability, we have shifted our focus to professional urban working females between the ages of 35 and 40.  Women in this age group generally have more disposable income and prefer clothing with higher quality, better design and more elegant style. We have been adjusting our product styles and quality to meet the needs of customers in this age group. In implementing our market and product strategies, we expect to emphasize our company-owned and co-owned stores, over which we have more control in areas of store design, product image and personnel. Although compared to the quarter ended June 30, 2010, we generally maintained the ratio among our company-owned, co-owned and independent distributor stores as of June 30, 2011, we intend to gradually adjust our store mix with more emphasis on company-owned and co-owned stores and will gradually discontinue certain non-performing independent distributor stores. We also plan to eventually develop a franchise program to admit franchise stores.

Our total revenue for the three months ended June 30, 2011 was $2,023,885, representing a decrease of 6.93% from our total revenue of $2,174,551 for the same period of 2010, while our cost of revenues for the three months ended June 30, 2011 was $699,969, representing a decrease of 5.30% from our cost of revenues for the same period of 2010. The decrease for the three months ended June 30, 2011 was primarily a result of decrease in sales generated by independent distributor stores located in tier 2 and tier 3 cities whose clientele is less able to afford our upgraded, higher-priced products. As we are upgrading our clothing lines, some of the traditional clientele of our independent distributor stores located in tier 2 and tier 3 cities are gradually priced out of our current target market. Additionally, the growing impact of inflation in recent months also contributed to the decrease. The decrease in sales generated from such distributor stores were partially offset by the increase in sales generated from our company-owned stores and co-owned stores in tier 1 cities. We believe one of the keys to succeed in the current economic and market environment is to enhance the performance of our company-owned and co-owned stores through the strengthening of our brand prestige and sales force.

Revenue for the six months ended June 30, 2011 was $4,338,356, representing an increase of 6.60% from our total revenues of $4,069,765 for the same period of 2010, while our cost of revenues for the six months ended June 30, 2011 was $1,554,628, representing an increase of 1.04% from our cost of revenues for the same period of 2010.

Revenue from sales to independent distributors for the three months ended June 30, 2011 was $885,794 (43.77% of the total sales revenue for the period), $603,221 (or 40.51%) less than the revenue from sales to distributors for the three months ended June 30, 2010 of $1,489,015 (68.47% of the total sales revenue for the period). The reason for the decrease in sales to independent distributors as a percentage of total sales for the three months ended June 30, 2011 as compared to that for the same period of 2010 was attributable to the impact of our product adjustment and the impact of growing inflation as described above.

Revenue from sales to independent distributors for the six months ended June 30, 2011 was $2,052,950 (47.32% of the total sales revenue for the period), $551,949 (or 21.19%) less than revenue from sales to distributors for the six months ended June 30, 2010 of $2,604,899 (64.01% of the total sales revenue for the period). Besides the impact of our product adjustment and the impact of growing inflation as described above, another reason for the decrease was the longer winter season in 2011 as compared to that in 2010.

Revenue from retail sales for the three months ended June 30, 2011, including from company-owned and co-owned stores, was $1,138,091, (56.23% of the total sales revenue for the period), representing $452,555 (or 66.01%) increase over retail sales for the three months ended June 30, 2010 of $685,536 (31.53% of the total sales revenue for the period).  In the second quarter of 2011, we continue to adjust the sales strategy to expand the investment and management of the company-owned stores so as to strengthen the market control and promotion. In addition, we spend efforts in upgrading the image of our company-owned and co-owned stores and improving the quality of the products, which directly contributed to the increase of revenue from retail sales. We also emphasized on improving our sales forced by providing continuous internal training to our sales representatives.

Revenue from retail sales for the six months ended June 30, 2011, including from company-owned and co-owned stores, was $2,285,406, (52.68% of the total sales revenue for the period), representing $820,540 (or 56.01%) increase over retail sales for the six months ended June 30, 2010 of $1,464,866 (35.99% of the total sales revenue for the period). The increase was mainly due to the reasons as describe above.

Overall gross profit for the three months ended June 30, 2011 was $1,323,916 (representing an overall gross profit margin of 65.41%), compared with overall gross profit of $1,435,392 (representing an overall gross profit margin of 66.01%) for the three months ended June 30, 2010, almost the same gross profit level as compared to the same period last year.

Overall gross profit for the six months ended June 30, 2011 was $2,783,728 (representing an overall gross profit margin of 64.17%), compared with overall gross profit of $2,531,199 (representing an overall gross profit margin of 62.20%) for the six months ended June 30, 2010, almost the same gross profit level as compared to the same period last year.

General and administrative expenses, which include rental expenses for headquarters, salary expenses for management and headquarters staff, and travel and entertainment expenses for the three months ended June 30, 2011 were $670,633 (33.14% of the total sales revenues), compared with $509,433 for the three months ended June 30, 2010 (23.43% of the total sales revenues), an increase of $161,200 (or 31.64%). The increase was mainly due to the following reasons:

(1)	In the second quarter, companies in Southern China encountered a labor shortage and a general inflation, both of which resulted in a salary increment in order to maintain a stable workforce; and

(2)	The attendance of 2011 China International Clothing & Accessories Fair in Beijing and Shenzhen and the 2011 Autumn & Winter Trade Fair, which increased our travel and entertainment expenses.

General and administrative expenses for the six months ended June 30, 2011 were $1,215,329 (28.01% of the total sales revenues), compared with $943,878 for the six months ended June 30, 2010 (23.19% of the total sales revenues), an increase of $271,451 (or 28.76%). The increase was mainly due to the reasons as described above.

Selling and marketing expenses, which include all costs associated with sales, marketing and distribution functions, were $707,275 for the three months ended June 30, 2011 (34.95% of the total sales revenues), compared with $627,498 for the three months ended June 30, 2010 (28.86% of the total sales revenues), an increase of $79,777 (or 12.71%).  The primary reasons for the increase were because of the increased selling and marketing expenses associated with our operations of company-owned stores, including the management fees paid to the malls that housed our company owned-stores, and the salaries and training expenses of our sales force.

Selling and marketing expenses were $1,274,615 for the six months ended June 30, 2011 (29.38% of the total sales revenues), compared with $1,068,093 for the six months ended June 30, 2010 (26.24% of the total sales revenues), an increase of $206,522 (or 19.34%).  The primary reasons for the increase are described above.

Loss from operations for the three months ended June 30, 2011 was $127,717, compared with income from operations for the three months ended June 30, 2010 of $225,805 (10.38% of the total sales revenues), representing a decrease of $353,522 (or 156.56%).  The loss was mainly attributable to our market and product strategy adjustment that we implemented in the second quarter of 2011. We did not increase sales revenue, while we had to increase expenses relating to management and marketing, as well as payroll expenses due to the labor shortage and the impact of inflation.

Income from operations for the six months ended June 30, 2011 was $147,600 (3.40% of the total sales revenues), compared with income from operations for the six months ended June 30, 2010 of $373,817 (9.19% of the total sales revenues), representing a decrease of 60.51%.  The decrease was primarily due to our market and product strategy adjustment and the impact of inflation in the second quarter as described above.

Net loss for the three months ended June 30, 2011 was $96,411, compared with net income $180,103 for the three months ended June 30, 2010, representing a decrease of $276,514 (or 153.53%). The loss was primarily due to the market and product strategy adjustment as described above.

Net income for the six months ended June 30, 2011 was $157,131, compared with $257,699 for the six months ended June 30, 2010, representing a decrease of $100,568 (or 39.03%). The decrease was primarily due to the market and product strategy adjustment and the impact of inflation on our cost of products and management expenses as described above.

Liquidity and Capital Resources

As of June 30, 2011, the Company’s net cash position was $538,385, compared with $1,629,530 as of December 31, 2010. Its working capital was $6,334,125, compared with $6,152,478 as of December 31, 2010.

As of June 30, 2011, inventories were $4,617,430, an increase of $554,295 (or 13.64%), compared with $4,063,135 as of December 31, 2010. The increase was primarily caused by our market and product strategy adjustment. Fabrics used to make lower end clothing are generally ordinary materials that are readily available in the market while fabrics used for higher end clothing lines with design features must possess features and qualities that can meet the design requirements for the clothing line and they are less available and more expensive. As we are upgrading our clothing lines to medium to high end clothing lines, in order to ensure the availability of raw material for our production, we are required to purchase raw materials well in advance and maintain a higher inventory level of these materials. Additionally, for certain fabrics, such as silk, that are frequently used as basic materials for our clothing products, we purchased a larger quantity of these fabrics beyond our immediate manufacturing needs to minimize the impact of inflation.

As of June 30, 2011, trade receivables were $1,838,098, an increase of $326,996 (or 21.64%), compared with trade receivables of $1,511,102 as of December 31, 2010. The increase was primarily attributable to lower collection rate related to our independent distributors as they are adapting to our market and product strategy adjustment.

As of June 30, 2011, other receivables and deposits were $4,518,085, an increase of $655,560 (or 16.97%), compared with $3,862,525 as of December 31, 2010. The increase was primarily attributable to the increase in trade deposits to suppliers in order to take advantage of lower and/or fixed pricing of materials offered by the suppliers as a way to minimize the impact of inflation.

Net cash used in operating activities for the six months ended June 30, 2011 was $182,830, compared with net cash used in operating activities of $670,774 for the six months ended June 30, 2010, a decrease of $487,944 (or 72.74%). The decrease was primarily due to less cash outflows in trade and other payables, deposits received and accrued expenses compared with the second quarter of 2010.

The Company’s investing activities consisted mainly of the loans to a related party and a third party, and short-term investments. For the six months ended June 30, 2011 and 2010, the net cash used in investing activities was $1,611,163 and $10,218, respectively, an increase of $1,600,945. The increase was mainly because of the loans to a related party of $1,069,040 and a third party of $62,103. The loans to the related party and the third party are repayable on June 21, 2012 and August 31, 2011 respectively.

Net cash flows from financing activities for the six months ended June 30, 2011 was $687,155, compared with $819,516 of net cash flows from financing activities for the six months ended June 30, 2010. The net cash flows for the six months ended June 30, 2011 included mainly the proceeds from bank loans of $1,527,200, the repayment of the principal for short-term bank loans of $1,069,040 and advances from a stockholder of $228,995.

The Company had a short-term secured bank loan of $1,547,000 and a long-term secured bank loan of $1,160,250 as of June 30, 2011. The short-term bank loan is denominated in Renminbi and repayable within one year.  It carries interest at 8.203% per annum. The bank loan is guaranteed by (i) Ms. Zheng Luo, who did not receive any compensation for acting as guarantor; (ii) the Company’s bank deposit of $464,100 and (iii) bank deposits of three unrelated parties in the amount of $1,392,300. The long-term bank loan is denominated in Renminbi and has a 2-year term.  It carries interest at 0.495% per month and is guaranteed by (i) Ms. Zheng Luo, who did not receive any compensation for acting as guarantor; (ii) a third party, who received $19,072 from the Company for acting as guarantor and (iii) the property owned by Ms. Zheng Luo.

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

Critical Accounting Policies

Our critical accounting policies are set out in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 that we filed with the Securities and Exchange Commission on March 31, 2011. During the three months ended June 30, 2011, there was no change to our critical accounting policies.

Recently Issued Accounting Pronouncements

Please refer to note 3 to the Condensed Consolidated Financial Statements for the three months and six months ended June 30, 2011.

Item 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

Item 4  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Zheng Luo and Mr. David Wang, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management concluded that as of June 30, 2011, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Controls over Financial Reporting

During the three months ended June 30, 2011, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

OMNIALUO, INC. (Registrant)

Date: August 15, 2011	/s/ Zheng Luo
Zheng Luo
President & Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2011	/s/ David Wang
David Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)