Form 10-Q
period 2011-09-30
OmniaLuo, Inc.
filed 2011-11-14
CIK 1161550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes ☐   No ☒

The number of shares outstanding of the issuer’s common stock, $0.01 par value per share, as of November 14, 2011, was 22,840,000.

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
For the three and nine months ended September 30, 2011 and 2010
(Stated in US dollars)

OmniaLuo, Inc.
Condensed Consolidated Financial Statements
For the three and nine months ended Septembeter 30, 2011 and 2010
Index to Condensed Consolidated Financial Statements

Pages

Condensed Consolidated Statements of Income and Comprehensive Income	4

Condensed Consolidated Balance Sheets	5

Condensed Consolidated Statements of Cash Flows	6

Notes to Condensed Consolidated Financial Statements	7-20

OmniaLuo, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
For the three and nine months ended September 30, 2011 and 2010
(Stated in US Dollars)

	Three months ended September 30, (Unaudited)		Nine months ended September 30, (Unaudited)
	2011	2010	2011	2010

Revenues	$2,971,997	$1,984,899	$7,310,353	$6,054,664
Cost of revenues	(1,253,551)	(794,814)	(2,808,179)	(2,333,380)

Gross profit	1,718,446	1,190,085	4,502,174	3,721,284

Expenses
General and administrative expenses	551,056	551,640	1,766,385	1,495,518
Depreciation	75,147	62,169	221,331	207,580
Selling and marketing expenses	566,810	482,874	1,841,425	1,550,967

	1,193,013	1,096,683	3,829,141	3,254,065

Income from operations	525,433	93,402	673,033	467,219
Interest income	30,743	3,995	46,554	5,896
Other income	81,500	79,906	189,557	101,397
Finance costs	(71,734)	(52,033)	(116,389)	(138,887)

Income before income taxes	565,942	125,270	792,755	435,625

Income taxes - Note 4	(72,490)	(44,914)	(142,172)	(97,570)

Net income	$493,452	$80,356	$650,583	$338,055

Other comprehensive income
Foreign currency translation adjustments	71,472	99,631	197,585	107,627

Comprehensive income	$564,924	$179,987	$848,168	$445,682

Earnings per ordinary share - Note 5
- Basic and diluted	$0.02	$0.00	$0.03	$0.01

Weighted average number of shares outstanding
- Basic and diluted	22,840,000	22,840,000	22,840,000	22,840,000

See the accompanying notes to condensed consolidated financial statements

OmniaLuo, Inc.
Condensed Consolidated Balance Sheets
As of September 30, 2011 and December 31, 2010
(Stated in US Dollars)

	As of	As of
	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$576,154	$1,629,530
Trade receivables, net - Note 6	2,370,012	1,511,102
Inventories, net - Note 7	4,509,648	4,063,135
Loan to a related party - Note 8	929,450	-
Other receivables and deposits - Note 9	5,076,161	3,862,525
Restricted cash - Note12	468,630	455,100
Deferred tax asset	36,011	44,054

Total current assets	13,966,066	11,565,446
Property and equipment, net - Note 10	413,504	594,545

TOTAL ASSETS	$14,379,570	$12,159,991

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Short-term secured bank loan - Note 12	$1,398,080	$986,050
Current maturities of long-term secured bank loan - Note 13	1,077,849	280,645
Trade payables	1,495,413	1,387,804
Loan from a stockholder - Note 14	242,220	8,005
Other payables, deposits received and accrued expenses - Note 15	3,375,424	2,750,464
Income tax payable	128,348	-

Total current liabilities	7,717,334	5,412,968
Long-term secured bank loan - Note 13	-	932,955

TOTAL LIABILITIES	7,717,334	6,345,923

COMMITMENTS AND CONTINGENCIES - Note 17

STOCKHOLDERS’ EQUITY
Common stock: par value $0.01 per share
Authorized 40,000,000 shares; issued and outstanding
22,840,000 shares	228,400	228,400
Preferred stock: par value $0.01 per share
Authorized 10,000,000 shares; none issued and outstanding	-	-
Additional paid-in capital	9,280,977	9,280,977
Statutory reserve	568,115	568,115
Accumulated other comprehensive income	1,232,583	1,034,998
Accumulated deficit	(4,647,839)	(5,298,422)

TOTAL STOCKHOLDERS’ EQUITY	6,662,236	5,814,068

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,379,570	$12,159,991

See the accompanying notes to condensed consolidated financial statements

OmniaLuo, Inc.
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2011 and 2010
(Stated in US Dollars)

	Nine months ended September 30, (Unaudited)
	2011	2010
Cash flows from operating activities
Net income	$650,583	$338,055
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	221,331	207,580
Income taxes	9,203	97,570
Allowance for doubtful accounts	43,729	-
Loss on disposal of property and equipment	-	373
Share-based compensation	-	63,083
Investment income	(1,826)	(1,231)
Changes in operating assets and liabilities
Trade receivables	(844,656)	(428,995)
Inventories	(320,492)	(1,218,194)
Other receivables and deposits	(1,081,176)	(87,496)
Trade payables	65,286	934,676
Other payables, deposits received and accrued expenses	548,735	(893,460)
Income tax payable	126,289	-

Net cash flows used in operating activities	(582,994)	(988,039)

Cash flows from investing activities
Acquisition of short-term investments	(799,261)	(1,171,671)
Proceeds from disposal of short-term investments	801,087	732,783
Proceeds from disposal of property and equipment	-	57
Deposit for potential acquisition	-	(293,410)
Acquisition of property and equipment	(25,802)	(16,069)
Loan to a related party	(1,075,928)	-
Repayment of loan to a related party	161,389	-
Loan to a third party	(62,504)	-
Repayment of loan to a related party	62,504	-

Net cash flows used in investing activities	(938,515)	(748,310)

Cash flows from financing activities
Proceeds from bank loans	1,537,040	3,374,215
Repayment of bank loans	(1,329,540)	(1,092,952)
Loan from a stockholder	230,471	157
Increase in restricted cash	-	(440,115)

Net cash flows provided by financing activities	437,971	1,841,305

Effect of foreign currency translation on cash and cash equivalents	30,162	16,039

Net (decrease) increase in cash and cash equivalents	(1,053,376)	120,995
Cash and cash equivalents - beginning of period	1,629,530	869,495

Cash and cash equivalents - end of period	$576,154	$990,490

Supplemental disclosures for cash flow information
Interest paid	$117,271	$74,331
Income taxes paid	$6,681	$-

See the accompanying notes to condensed consolidated financial statements

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2011 and 2010 (Unaudited)
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

Concurrent with the consummation of the RTO, the Company issued 4,920,000 shares of its common stock and five-year warrants to purchase an aggregate of 4,920,000 shares of the Company’s common stock at $1.5625 per share for an aggregate purchase price of $6.15 million, to a total of 38 investors in a private placement (the “2007 Private Placement”). In connection with this private placement, the Company issued five-year warrants to purchase 492,000 shares of the Company’s common stock at $1.5625 per share to Keating Securities, LLC (“Keating Securities”), as a financial advisory fee in partial consideration of their services in connection with the private placement. Prior to the consummation of the RTO and the 2007 Private Placement, the Company was deemed to have been an affiliate of Keating Securities by reason of the ownership of shares of the Company’s common stock by principals and executives of Keating Securities. The warrants issued to the investors and Keating Securities have been classified in equity and were outstanding as of September 30, 2011.

Omnia BVI is a business company organized under the laws of the British Virgin Islands (the “BVI”) on August 11, 2006. It has conducted no business and is a holding company whose only asset is a 100% equity interest in Shenzhen Oriental Fashion Co., Ltd. (“Oriental Fashion”). Oriental Fashion was established on September 19, 2006 in the People’s Republic of China (the “PRC”).

On July 15, 2011, a new subsidiary, Shenzhen Luozheng Oriental Aesthetics Creative Co., Ltd. 深圳市罗峥东方美学创意设计有限公司 (“Oriental Aesthetics”) was established in the PRC. Oriental Fashion contributed $154,700 to Oriental Aesthetics on May 25, 2011 as the registered capital, representing 100% equity interest. Oriental Aesthetics currently does not have any business activity and is planning to be engaged in design and development of apparel and related products.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2011 and 2010 (Unaudited)
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

Following the RTO, the Company commenced to be engaged in the design, marketing, distribution and sales of women’s apparel under the brand names of “OMNIALUO” and “OMNIALO” (collectively referred to herein as the “OMNIALUO Brands”) through a network of over 115 retail stores across the PRC as of September 30, 2011.  The Company offers a complete line of business casual women’s wear, including bottoms, tops and outerwear, as well as accessories.

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
For the three and nine months ended September 30, 2011 and 2010 (Unaudited)
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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash and trade receivables. As of September 30, 2011, the Company’s cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC and Hong Kong, which management believes are of high credit quality. With respect to trade receivables, the Company extends credit based on an evaluation of the customer’s financial condition. The Company generally does not require collateral for trade receivables and maintains an allowance for doubtful accounts of trade receivables.

During the nine months ended September 30, 2011, there was no customer whose revenue contributed 10% or more to the Company’s total revenue. As of September 30, 2011, there were two suppliers whose trade deposits represented approximately 33% and 15% of the Company’s total trade deposits paid to suppliers.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2011 and 2010 (Unaudited)
(Stated in US Dollars)

3.	Summary of significant accounting policies (Cont’d)

Concentrations of credit risk (cont’d)

During the nine months ended September 30, 2010, there was a customer whose revenue represented approximately 20% of the Company’s total revenue. As of September 30, 2010, there were three suppliers whose trade deposits represented approximately 44%, 34% and 11% of the Company’s total trade deposits paid to suppliers.

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

Fair value of share options granted is determined using the Black-Scholes model. Under this model, certain assumptions, including the risk-free interest rate, the expected life of the options, the estimated fair value of the Company’s common stock and the expected volatility, are required to determine the fair value of the options. If different assumptions had been used, the fair value of the options would have been different from the amount the Company computed and recorded which would have resulted in either an increase or decrease in the compensation expense.

Fair value of financial instruments

ASC 820 requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which fair value option was not elected. Except for the bank loan disclosed below, the carrying amounts of other financial assets and liabilities approximate their fair values due to short maturities :-

	As of September 30, 2011		As of December 31, 2010
(Unaudited)
	Carrying		Carrying
	amount	Fair value	amount	Fair value

Long-term secured bank loan	$1,077,849	$1,064,894	$1,213,600	$1,206,614

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

Diluted earnings per share are computed using the sum of weighted average number of shares outstanding and dilutive potential shares outstanding during the periods presented. During the three and nine months ended September 30, 2011 and 2010, there were no dilutive potential shares.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2011 and 2010 (Unaudited)
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
For the three and nine months ended September 30, 2011 and 2010 (Unaudited)
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

In September 2011, the FASB issued ASU 2011-08 “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment”. The amendments in this Update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early application is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The management is assessing the impact of this ASU on the Company’s financial statements.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2011 and 2010 (Unaudited)
(Stated in US Dollars)

4.	Income taxes

United States

The Company is subject to the United States of America Tax law at tax rate of 34%. It has no assessable profit for the three and nine months ended September 30, 2011 and 2010, respectively. The Company has not recognized a deferred tax liability for the undistributed earnings of its non-U.S. subsidiaries as of September 30, 2011 and December 31, 2010 respectively, because the Company currently does not expect those unremitted earnings to distribute and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company no longer plans to permanently reinvest undistributed earnings.  Calculation of related unrecognized deferred tax liability is not practicable.

BVI

Omnia BVI was incorporated in the BVI and, under the current laws of the BVI, is not subject to income tax.

PRC

Oriental Fashion is subject to the PRC Enterprise Income Tax (“EIT”). As Oriental Fashion was a wholly-foreign owned enterprise engaged in manufacture industry which was duly approved by the PRC tax authority, it was entitled to two years’ exemption, from the first profit making calendar year of operations after offset of accumulated taxable losses, followed by 50% tax reduction for the immediate next three calendar years. This tax holiday commenced in the fiscal financial year 2007. Oriental Fashion was subject to EIT rate of 12% and 11% during the three and nine months ended September 30, 2011 and 2010 respectively. Oriental Aesthetics was subject to EIT rate of 25% during the three and nine months ended September 30, 2011.

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and considered that no provision for uncertainty in income taxes was necessary as of September 30, 2011.

5.	Earnings per share - basic and diluted

The basic earnings per share is calculated using the net income and the weighted average number of shares outstanding during the reporting periods.

5,412,000 warrants issued to investors and Keating Securities, and options to purchase 1,369,840 shares of the Company’s common stock granted to the Company’s director and employees outstanding as of September 30, 2011 and 2010 have not been included in the computation of diluted earnings per share for the three and nine months then ended because of their anti-dilutive effect. Accordingly, the basic and diluted earnings per share for the three and nine months ended September 30, 2011 and 2010 are the same.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2011 and 2010 (Unaudited)
(Stated in US Dollars)

6.	Trade receivables, net

	As of	As of
	September 30,	December 31,
	2011	2010
	(Unaudited)

Trade receivables	$3,252,181	$2,324,642
Allowance for doubtful accounts	(882,169)	(813,540)

	$2,370,012	$1,511,102

An analysis of the allowance for doubtful accounts for the nine months ended September 30, 2011 and 2010 is as follows :-

	Nine months ended September 30, (Unaudited)
	2011	2010

Balance at beginning of period	$813,540	$754,290
Addition of bad debts expenses, net	43,729	-
Translation adjustments	24,900	13,348

Balance at end of period	$882,169	$767,638

7.	Inventories

	As of	As of
	September 30,	December 31,
	2011	2010
	(Unaudited)

Raw materials	$515,578	$570,487
Work in progress	1,434,262	502,620
Finished goods	2,962,257	3,380,858

	4,912,097	4,453,965
Allowance for obsolete inventories	(402,449)	(390,830)

	$4,509,648	$4,063,135

8.	Loan to a related party

The loan is due from Shenzhen Oumeng Sound Investment Co., Ltd. 深圳市歐萌尚德投資有限公司, of which the Company’s director Ms. Xiaoyin Luo is a minority stockholder and director. It is unsecured, interest-bearing at 9% per annum and fully repayable on June 21, 2012. The loan of $161,389 was repaid to the company during the nine months ended September 30, 2011.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2011 and 2010 (Unaudited)
(Stated in US Dollars)

9.	Other receivables and deposits

	As of	As of
	September 30,	December 31,
	2011	2010
	(Unaudited)

Other receivables, rental, utilities and other deposits	$474,901	$448,561
Allowance for doubtful debts	(84,328)	(81,893)

	390,573	366,668
Trade deposits to suppliers	4,685,588	3,495,857

	$5,076,161	$3,862,525

10.	Property and equipment, net

	As of	As of
	September 30,	December 31,
	2011	2010
	(Unaudited)

Office equipment and computers	$993,255	$939,901
Machinery	18,531	17,207
Leasehold improvement	577,636	560,958
Motor vehicles	19,760	19,190

	1,609,182	1,537,256
Accumulated depreciation	(1,195,678)	(942,711)

Property and equipment, net	$413,504	$594,545

11.	Trademarks

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

The bank loan is guaranteed by (i) Ms. Zheng Luo, who did not receive any compensation for acting as guarantor; (ii) the Company’s bank deposit of $468,630 and (iii) bank deposits of three unrelated parties in the amount of $1,405,890.

The Company’s restricted cash of $468,630 was also pledged to the bank to secure the bank loans of $4,686,300 granted to the aforementioned unrelated parties. The restricted cash will be released by the bank after the Company and the unrelated parties have fully repaid their borrowings.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2011 and 2010 (Unaudited)
(Stated in US Dollars)

13.	Long-term secured bank loan

The bank loan is denominated in Renminbi and has a 2-year term. It carries interest at 0.5625% per month and is guaranteed by (i) Ms. Zheng Luo, who did not receive any compensation for acting as guarantor; (ii) a third party, who received $19,072 from the Company for acting as guarantor and (iii) the property owned by Ms. Zheng Luo.

The long-term secured bank loan of $1,077,849 as of September 30, 2011 will be repayable in 2012.

14.	Loan from a stockholder

The loan is interest-free, unsecured and repayable on demand. The stockholder advanced $230,471 and $149 to the Company during the nine months ended September 30, 2011 and 2010, respectively.

15.	Other payables, deposits received and and accrued expenses

	As of	As of
	September 30,	December 31,
	2011	2010
	(Unaudited)

Other payables and accruals	$685,843	$613,255
Amounts due to partners of co-owned stores	11	287,921
Receipts in advance from customers	665,375	714,066
Deposits received	407,737	368,811
Business tax and value-added taxes payable	1,616,458	766,411

	$3,375,424	$2,750,464

16.	Stock option plan

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

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2011 and 2010 (Unaudited)
(Stated in US Dollars)

16.	Stock option plan (Cont’d)

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

A summary of share option plan activity for the nine months ended September 30, 2011 is presented below :-

		Average	Remaining	Aggregate
	Number of	exercise price	contractual	intrinsic
	shares	per share	term	value

Outstanding as of January 1, 2011	1,369,840	$0.67
Granted	-	-
Exercised/Forfeited/Cancelled	-	-

Outstanding as of September 30, 2011	1,369,840	$0.67	7.27 years	$-

Exercisable as of September 30, 2011	1,369,840	$0.67	7.31 years	$-

Aggregate intrinsic value represents the value of the Company’s closing stock price on September 30, 2011 of $0.04 in excess of the exercise price multiplied by the number of options outstanding or exercisable.

The weighted average grant-date fair value of options granted on January 6, 2009 and January 20, 2009 was $0.27 and $0.32 per share respectively. The non-cash share-based compensation expenses were fully amortized in the fiscal year 2010. The Company recorded non-cash share-based compensation expense of $63,083 for the nine months ended September 30, 2010, in respect of the share options, which was allocated to general and administrative expenses.

The fair value of the above option awards granted on January 6, 2009 and January 20, 2009 was estimated on the date of grant using the Black-Scholes Option Valuation Model that uses the following assumptions.

Expected volatility	119.66%
Expected dividends	Nil
Expected life	1.5 years - 2 years
Risk-free interest rate	1%

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2011 and 2010 (Unaudited)
(Stated in US Dollars)

17.	Commitments and contingencies

Operating lease arrangements

The Company leases office premises and showrooms under various operating lease agreements that expire at various dates through years 2011 to 2015. The minimum future commitments payable under non-cancellable agreements as of September 30, 2011 was $67,521 which fall due within one year.

Rental expenses under operating leases were $331,229 and $366,607 for the nine months ended September 30, 2011 and 2010 respectively.

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

Pursuant to the relevant PRC regulations, the Company is required to make contributions to a defined contribution retirement scheme organized by a state-sponsored social insurance plan in respect of the retirement benefits for the Company’s employees. The only obligation of the Company with respect to the retirement scheme is to make the required contributions under the plan. No forfeited contribution is available to reduce the contribution payable in future years. The defined contribution plan contributions were charged to profit or loss. The Company contributed $82,614 and $63,169 during the nine months ended September 30, 2011 and 2010, respectively.

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2011 and 2010 (Unaudited)
(Stated in US Dollars)

19.	Related party transactions

Apart from the transactions and information as disclosed in notes 8, 12, 13 and 14 to the condensed consolidated financial statements and below, the Company did not have other material related party transactions during the nine months ended September 30, 2011 and 2010, respectively.

	Three months ended September 30, (Unaudited)		Nine months ended September 30, (Unaudited)
	2011	2010	2011	2010

Rent paid to director, Luo Zheng	$17,231	$24,198	$67,628	$72,619

The rent was determined by the Company and Ms. Luo with reference to market rent of similar property.

20.	Segment information

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

	Retail sales		Sales to distributors		Total
	Nine months ended		Nine months ended		Nine months ended
	September 30, (Unaudited)		September 30, (Unaudited)		September 30, (Unaudited)
	2011	2010	2011	2010	2011	2010

Revenues	$3,492,171	$2,144,335	$3,818,182	$3,910,329	$7,310,353	$6,054,664
Segment (loss) profit	$(285,898)	$(630,718)	$1,084,443	$1,277,969	$798,545	$647,251

	Retail sales		Sales to distributors		Total
	Three months ended		Three months ended		Three months ended
	September 30, (Unaudited)		September 30, (Unaudited)		September 30, (Unaudited)
	2011	2010	2011	2010	2011	2010

Revenues	$1,206,765	$679,469	$1,765,232	$1,305,430	$2,971,997	$1,984,899
Segment (loss) profit	$(34,889)	$(139,651)	$632,851	$351,915	$597,962	$212,264

	As of	As of	As of	As of	As of	As of
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2011	2010	2011	2010	2011	2010
	(Unaudited)		(Unaudited)		(Unaudited)

Segment assets	$6,785,392	$4,651,091	$7,418,843	$7,493,125	$14,204,235	$12,144,216

OmniaLuo, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2011 and 2010 (Unaudited)
(Stated in US Dollars)

20.	Segment information (Cont’d)

A reconciliation is provided for unallocated amounts relating to corporate operations which is not included in the segment information :-

	Three months ended September 30, (Unaudited)		Nine months ended September 30, (Unaudited)
	2011	2010	2011	2010

Total consolidated revenue	$2,971,997	$1,984,899	$7,310,353	$6,054,664

Total income for reportable segments	597,962	$212,264	$798,545	$647,251
Unallocated amounts relating to operations :-
Other income	18,150	-	91,411	-
Interest income	271	-	271	-
General and administrative expenses	(50,441)	(67,331)	(97,472)	(148,543)
Stock-based compensation	-	(19,663)	-	(63,083)

Income before income taxes	$565,942	$125,270	$792,755	$435,625

	As of	As of
	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets

Total assets for reportable segments	$14,204,235	$12,144,216
Cash and cash equivalents	175,335	15,775

	$14,379,570	$12,159,991

All of the Company’s long-lived assets and customers are located in the PRC. Accordingly, no geographic information is presented.

21.	Subsequent events

The Company has evaluated all events or transactions that occurred through the date the condensed consolidated financial statements were issued, and has determined that there were no material subsequent events or transactions which would require recognition or disclosure in the condensed consolidated financial statements.

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

Except as otherwise specifically stated or unless the context otherwise requires, the "Company", "we," "us," "our," and the "Registrant" refer to, collectively, (i) OmniaLuo, Inc. (formerly Wentworth II, Inc.), (ii) Omnia Luo Group Limited (“Omnia BVI”), a wholly-owned subsidiary of OmniaLuo, Inc. organized under the laws of the British Virgin Islands, and (iii) Shenzhen Oriental Fashion Co. Ltd., a wholly-owned subsidiary of Omnia BVI organized under the laws of the People’s Republic of China (the “PRC” or “China”).

Overview

OmniaLuo, Inc. is a holding company that conducts all of its business operations through its indirect wholly-owned subsidiary, Omnia BVI’s Chinese subsidiary, Shenzhen Oriental Fashion Co., Ltd., (“Oriental Fashion”), established in September 2006. Oriental Fashion is indirectly held by the Company through its direct wholly-owned subsidiary, Omnia BVI, established in August 2006. Oriental Fashion designs, develops, markets and distributes women’s apparel under the brand names of OMNIALO and OMNIALUO through its network of retail stores across China, which consisted of 115 stores as of September 30, 2011, and 117 stores as of September 30, 2010, in 29 provinces throughout China. Until our acquisition of Omnia BVI on October 9, 2007, our operations were very limited.

On July 15, 2011, Oriental Fashion formed a new wholly-owned subsidiary, Shenzhen Luozheng Oriental Aesthetics Creative Co., Ltd. (“Oriental Aesthetics”), under the laws of the PRC. Oriental Aesthetics currently does not have any business activity yet and is planning to be engaged in design and development of apparel and related products.

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

Distribution Network and Methods

Our products are sold in the following types of stores: (i) Company-owned stores, which are owned exclusively by the Company, (ii) co-owned stores, which are owned jointly by the Company and a third party, and (iii) independent distributor stores, which are owned exclusively by third parties. All three types of stores carry the OMNIALUO brands exclusively. We refer to Company-owned stores and co-owned stores collectively as retail stores. All three types of stores are located throughout China. We also run special, limited-time outlet sales in major malls to sell excess inventories at the end of each season. We currently do not have franchisees or franchised stores. As of September 30, 2011 and September 30, 2010, the total numbers of stores were 115 and 117 respectively, each consisting of 26 and 27 company-owned stores, respectively, 9 and 8 co-owned stores, respectively, and 80 and 82 independent distributor stores, respectively.

Factors Relevant to Evaluating Our Business and Financial Performance

We design, develop, and market a diversified selection of women’s wear with a focus on fashionable business casual style. We target moderate to premium priced women’s wear. In evaluating our performance, management reviews certain key performance indicators, including:

Gross profit - Gross profit measures our ability to control direct costs associated with the manufacturing and selling of our products. Gross profit is the difference between the net sales and cost of sales, which is comprised of direct inventory costs for merchandise sold, including all costs to transport merchandise from third-party suppliers to our distribution center.

Operating income - Operating income is a measure of our earning power from ongoing operations and is measured as our earnings before interest and income taxes.

Results of Operations for the Three Months and Nine Months ended September 30, 2011 and September 30, 2010

As of September 30, 2011, we operated or had distribution relationships with 115 stores, comprising 26 company-owned stores, 9 co-owned stores, and 80 independent distributor stores, as compared to 117 stores as of September 30, 2010, comprising 27 company-owned stores, 8 co-owned stores and 82 independent distributor stores. We had the same number of company-owned, co-owned and independent distributor stores as of June 30, 2011.

Before 2009, we targeted professional urban working females between the ages of 25 to 35, who prefer clothing with youthful or trendy styles and concern lower prices with less focus on quality or material. The pricing of our clothing was reflected in our lines for this target market.  Generally, the profit margin for medium and lower-end clothing lines is low and its success is largely dependent on sales volume.  Because of rising labor costs and the growing impact of inflation, medium to lower-end clothing lines are becoming even less profitable. In order to stay competitive and to leverage one of our core competencies, our strong design capability, we have shifted our focus to professional urban working females between the ages of 35 and 40.  Women in this age group generally have more disposable income and prefer clothing with higher quality, better design and more elegant style. We have been adjusting our product styles and quality to meet the needs of customers in this age group. In implementing our market and product strategies, we expect to emphasize our company-owned and co-owned stores, over which we have more control in areas of store design, product image and personnel. Although compared to the quarter ended September 30, 2010, we generally maintained the ratio among our company-owned, co-owned and independent distributor stores as of September 30, 2011, we intend to gradually adjust our store mix with more emphasis on company-owned and co-owned stores and will gradually discontinue certain non-performing independent distributor stores. We also plan to eventually develop a franchise program to admit franchise stores.

Our total revenue for the three months ended September 30, 2011 was $2,971,997, representing an increase of 49.73% from our total revenue of $1,984,899 for the same period of 2010, while our cost of revenues for the three months ended September 30, 2011 was $1,253,551, representing an increase of 57.72% from our cost of revenues for the same period of 2010. In the second and the third quarters of 2011, we continued to adjust the sales strategy to expand the investment and management of the company-owned stores so as to strengthen the market control and promotion. In addition, we made efforts in upgrading the image of our stores by improving the quality of the products, which directly contributed to the increase of revenue. We also emphasized on improving our sales force by providing continuous internal training to our sales representatives. All the efforts we made resulted in the increase of sales revenue, and we will keep the adjustment in the fourth quarter.

Revenue for the nine months ended September 30, 2011 was $7,310,353, representing an increase of 20.74% from our total revenues of $6,054,664 for the same period of 2010, while our cost of revenues for the nine months ended September 30, 2011 was $2,808,179, representing an increase of 20.35% from our cost of revenues for the same period of 2010. The increase was mainly because of the adjustment of market strategy in the second and the third quarters as we described above.

Revenue from sales to independent distributors for the three months ended September 30, 2011 was $1,765,232 (59.40% of the total sales revenue for the period), $459,802 (or 35.22%) more than the revenue from sales to distributors for the three months ended September 30, 2010 of $1,305,430 (65.77% of the total sales revenue for the period). The increase in sales to independent distributors was due to the reason of helping non-performing distributors to increase their sales by providing continuous internal training to their sales representatives and the new image upgrade of the independent distributors guided by our professional staff.

Revenue from sales to independent distributors for the nine months ended September 30, 2011 was $3,818,182 (52.23% of the total sales revenue for the period), $92,147 (or 2.36%) less than revenue from sales to distributors for the nine months ended September 30, 2010 of $3,910,329 (64.58% of the total sales revenue for the period). The decrease was due to the impact of our product adjustment and the impact of growing inflation, which partially offset the sales increase by independent distributor stores.

Revenue from retail sales for the three months ended September 30, 2011, including from company-owned and co-owned stores, was $1,206,765 (40.60% of the total sales revenue for the period), representing $527,296 (or 77.60%) increase over retail sales for the three months ended September 30, 2010 of $679,469 (34.23% of the total sales revenue for the period). The increase was the result of the effort we made in the second and the third quarters of 2011. We kept adjusting the sales strategy to expand the investment and management of the company-owned stores so as to strengthen the market control and promotion. In addition, we spent efforts in upgrading the image of our company-owned and co-owned stores and improving the quality of the products, which directly contributed to the increase of revenue from retail sales.

Revenue from retail sales for the nine months ended September 30, 2011, including from company-owned and co-owned stores, was $3,492,171 (47.77% of the total sales revenue for the period), representing $1,347,836 (or 62.86%) increase over retail sales for the nine months ended September 30, 2010 of $2,144,335 (35.42% of the total sales revenue for the period). The increase was mainly due to the reasons as described above.

Overall gross profit for the three months ended September 30, 2011 was $1,718,446 (representing an overall gross profit margin of 57.82%), compared with overall gross profit of $1,190,085 (representing an overall gross profit margin of 59.96%) for the three months ended September 30, 2010, almost the same gross profit level as compared to the same period last year.

Overall gross profit for the nine months ended September 30, 2011 was $4,502,174 (representing an overall gross profit margin of 61.59%), compared with overall gross profit of $3,721,284 (representing an overall gross profit margin of 61.46%) for the nine months ended September 30, 2010.

General and administrative expenses, which include rental expenses for headquarters, salary expenses for management and headquarters staff, and travel and entertainment expenses for the three months ended September 30, 2011 were $551,056 (18.54% of the total sales revenues), compared with $551,640 for the three months ended September 30, 2010 (27.79% of the total sales revenues).

General and administrative expenses for the nine months ended September 30, 2011 were $1,766,385 (24.16% of the total sales revenues), compared with $1,495,518 for the nine months ended September 30, 2010 (24.70% of the total sales revenues), an increase of $270,867 (or 18.11%). The increase was mainly due to the increase in salaries as a result of inflation, and travel and entertainment expenses in connection with the exhibitions and trade fairs that we participated.

Selling and marketing expenses, which include all costs associated with sales, marketing and distribution functions, were $566,810 for the three months ended September 30, 2011 (19.07% of the total sales revenues), compared with $482,874 for the three months ended September 30, 2010 (24.33% of the total sales revenues), an increase of $83,936 (or 17.38%).  The primary reasons for the increase were the increase in selling and marketing expenses associated with our operations of company-owned stores, including the management fees paid to the malls that housed our company owned-stores, and the salary and training expenses associated with our sales force.

Selling and marketing expenses were $1,841,425 for the nine months ended September 30, 2011 (25.19% of the total sales revenues), compared with $1,550,967 for the nine months ended September 30, 2010 (25.62% of the total sales revenues), an increase of $290,458 (or 18.73%).  The primary reasons for the increase were described above.

Income from operations for the three months ended September 30, 2011 was $525,433 (17.68% of the total sales revenues), compared with income from operations for the three months ended September 30, 2010 of $93,402 (4.71% of the total sales revenues), representing an increase of $432,031 (or 462.55%).  The increase was mainly attributable to our market and product strategy adjustment that we implemented since the second quarter as described above, which directly contributed to the increase in our revenue. As a result, our income from operations for the three months ended September 30, 2011 increased dramatically compared with the same period of last year.

Income from operations for the nine months ended September 30, 2011 was $673,033 (9.21% of the total sales revenues), compared with income from operations for the nine months ended September 30, 2010 of $467,219 (7.72% of the total sales revenues), representing an increase of 44.05%.  The increase was primarily due to our market and product strategy adjustment as described above.

Net income for the three months ended September 30, 2011 was $493,452, compared with net income $80,356 for the three months ended September 30, 2010, representing an increase of $413,096 (or 514.08%). The increase was primarily due to the market and product strategy adjustment in the second and the third quarters as described above.

Net income for the nine months ended September 30, 2011 was $650,583, compared with $338,055 for the nine months ended September 30, 2010, representing an increase of $312,528 (or 92.45%). The increase was primarily due to the market and product strategy adjustment as described above.

Liquidity and Capital Resources

As of September 30, 2011, the Company’s net cash position was $576,154, compared with $1,629,530 as of December 31, 2010, representing a decrease of $1,053,376 (or 64.64%). The decrease was mainly due to the decrease of cash flows from financing activities. As of September 30, 2011, the Company’s working capital was $6,248,732, compared with $6,152,478 as of December 31, 2010.

As of September 30, 2011, inventories were $4,509,648, an increase of $446,513 (or 10.99%), compared with $4,063,135 as of December 31, 2010. The increase was primarily caused by our market and product strategy adjustment and our strategy to minimize the effect of growing inflation. Fabrics used to make lower end clothing are generally ordinary materials that are readily available in the market while fabrics used for higher end clothing lines with design features must possess features and qualities that can meet the design requirements for the clothing line and they are less available and more expensive. As we are upgrading our clothing lines to medium to high end clothing lines, in order to ensure the availability of raw materials for our production, we are required to purchase raw materials well in advance and maintain a higher inventory level of these materials. Additionally, for certain fabrics, such as silk, that are frequently used as basic materials for our clothing products; we purchased a larger quantity of these fabrics beyond our immediate manufacturing needs to minimize the impact of inflation.

As of September 30, 2011, trade receivables were $2,370,012, an increase of $858,910 (or 56.84%), compared with trade receivables of $1,511,102 as of December 31, 2010. The increase was primarily attributable to lower collection rate related to our independent distributors as they are adapting to our market and product strategy adjustment.

As of September 30, 2011, other receivables and deposits were $5,076,161, an increase of $1,213,636 (or 31.42%), compared with $3,862,525 as of December 31, 2010. The increase was primarily attributable to the increase in trade deposits to suppliers in order to take advantage of lower and/or fixed pricing of materials offered by the suppliers as a way to minimize the impact of inflation.

Net cash used in operating activities for the nine months ended September 30, 2011 was $582,994, compared with net cash used in operating activities of $988,039 for the nine months ended September 30, 2010, a decrease of $405,045 (or 40.99%). The decrease was primarily due to less cash outflows in other payables, deposits received and accrued expenses compared with the third quarter of 2010.

The Company’s investing activities consisted mainly of the loans to a related party and a third party, and short-term investments. For the nine months ended September 30, 2011 and 2010, the net cash used in investing activities was $938,515 and $748,310, respectively, an increase of $190,205. The increase was mainly because of the loan to a related company of $1,075,928, of which $161,389 was repaid during the nine months ended September 30, 2011, decrease in short-term investments of $440,714 and deposit for potential acquisition of $293,410. The loans to the related party are fully repayable on June 21, 2012.

Net cash flows from financing activities for the nine months ended September 30, 2011 was $437,971, compared with $1,841,305 of net cash flows from financing activities for the nine months ended September 30, 2010. The net cash flows for the nine months ended September 30, 2011 included mainly the proceeds from bank loans of $1,537,040, the repayment of the principal for short-term bank loans of $1,329,540 and advances from a stockholder of $230,471.

The Company had a short-term secured bank loan of $1,398,080 and a long-term secured bank loan of $1,077,849 as of September 30, 2011. The short-term bank loan is denominated in Renminbi and repayable within one year. It carries interest at 8.203% per annum. The bank loan is guaranteed by (i) Ms. Zheng Luo, who did not receive any compensation for acting as guarantor; (ii) the Company’s bank deposit of $468,630; and (iii) bank deposits of three unrelated parties in the amount of $1,405,890. The long-term bank loan is denominated in Renminbi and has a 2-year term. It carries interest at 0.5625% per month and is guaranteed by (i) Ms. Zheng Luo, who did not receive any compensation for acting as guarantor; (ii) a third party, who received $19,072 from the Company for acting as guarantor; and (iii) the property owned by Ms. Zheng Luo.

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

Critical Accounting Policies

Our critical accounting policies are set out in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 that we filed with the Securities and Exchange Commission on March 31, 2011. During the three months ended September 30, 2011, there was no change to our critical accounting policies.

Recently Issued Accounting Pronouncements

Please refer to note 3 to the Condensed Consolidated Financial Statements for the three months and nine months ended September 30, 2011.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Ms. Zheng Luo and Mr. David Wang, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our management concluded that as of September 30, 2011, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Controls over Financial Reporting

During the three months ended September 30, 2011, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk factors

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

OMNIALUO, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNIALUO, INC. (Registrant)

Date: November 14, 2011	/s/ Zheng Luo
Zheng Luo
President & Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2011	/s/ David Wang
David Wang
Chief Financial Officer
(Principal Financial and Accounting Officer)